Form 10QSB
period 1995-09-30
CHOICES ENTERTAINMENT CORP
filed 1995-11-14
CIK 822935

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  ____________

                                  FORM 10-QSB

                (Mark One)

                [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1995
                                               ----------------------
                [_] Transition report under Section 13 or 15(d) of the Exchange Act

                For the transition period from _________ to _________

                Commission file number 0-17001
                                       -------

                       Choices Entertainment Corporation
  --------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


         Delaware                                    52-1529536
---------------------------                        --------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


220 Continental Drive, Suite 102, Newark, Delaware                   19713
--------------------------------------------------              --------------
    (Address of Principal Executive Offices)                       (Zip Code)


Issuer's Telephone Number, Including Area Code                (302) 366-8684
                                                              --------------

               81 Big Oak Road, Suite 205, Morrisville, PA 19067
       -----------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                                  Since Last
Report)


          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

          State the number of shares outstanding of the issuer's Common Stock, as of November 10, 1995: 21,964,395

          Transitional Small Business Disclosure Format (check one):

Yes          No    X
    -----       ------

PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                       CHOICES ENTERTAINMENT CORPORATION
                                BALANCE SHEETS

                                               September 30,    December 31,
                                                   1995             1994
                                               ------------     -----------
                                                (Unaudited)      (Audited)

ASSETS
------
Current assets:
 Cash........................................  $    123,809   $    129,389
 Accounts receivable.........................           597          1,439
 Merchandise inventories.....................       201,443        425,357
 Prepaid expenses............................        50,034         24,112
                                               ------------   ------------
  Total current assets.......................       375,883        580,297
Videocassette rental inventory, net..........       833,022        841,966
Equipment, net (Note 2)......................       226,158        346,956
Intangible assets, net.......................       193,653        206,282
Other deferred costs.........................                      238,750
Other assets.................................        71,734         68,227
                                               ------------   ------------
                                               $  1,700,450   $  2,282,478
                                               ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
 Notes payable...............................  $    180,061   $    480,362
 Accounts payable............................       394,227        779,659
 Accrued merger and acquisition..............
  expenses (Note 4)..........................       689,614        119,054
 Accrued professional fees...................        87,720        745,374
 Accrual for lease cancellation and
  litigation reserves........................        17,500        103,486
 Accrued salaries............................        71,610         58,670
 Other accrued expenses......................        80,261         98,920
                                               ------------   ------------
  Total current liabilities..................     1,520,993      2,385,525
Other liabilities (Note 5)...................       680,000        200,000
Other accrued expenses.......................                      138,750
                                               ------------   ------------
  Total liabilities..........................     2,200,993      2,724,275
                                               ------------   ------------
Stockholders' deficit:
 Preferred stock, par value $.01 per share:
  authorized 5,000 shares; 34 shares issued
  and outstanding in 1995 and no shares
  issued or outstanding in 1994 (Note 5).....
 Common stock, par value $.01 per share:
  authorized 50,000,000 shares; issued
  and outstanding 21,964,395 shares in
  1995 and 18,654,934 in 1994................       219,644        186,549
 Additional paid-in capital..................    20,394,803     18,631,441
 Accumulated deficit.........................   (21,114,990)   (19,259,787)
                                               ------------   ------------
  Total stockholders' deficit................      (500,543)      (441,797)
                                               ------------   ------------
                                               $  1,700,450   $  2,282,478
                                               ============   ============

See accompanying notes to financial statements.

                       CHOICES ENTERTAINMENT CORPORATION
                               STATEMENTS OF LOSS
                                  (Unaudited)

                                      For the Three Months       For the Nine Months
                                       Ended September 30,       Ended September 30,
                                    ------------------------  -------------------------
                                       1995         1994          1995         1994
                                    -----------  -----------  ------------  -----------

Revenues:

Movie rentals.....................  $1,030,926   $1,095,267   $ 2,956,259   $3,233,382
Merchandise sales.................     171,842      346,160       613,672    1,173,523
                                    ----------   ----------   -----------   ----------
                                     1,202,768    1,441,427     3,569,931    4,406,905
                                    ----------   ----------   -----------    ---------

Operating costs and expenses:

Cost of goods sold................     185,063      296,213       615,113      975,813
Cost of movie rentals                      605       16,686         8,315      107,906
Store payroll.....................     261,719      276,662       799,728      858,242
Store rents.......................     226,730      236,770       713,142      693,800
Other store operating
 expenses.........................     122,320       99,035       343,765      337,864
Selling and administrative
 expenses.........................     209,185      224,740       659,405      581,218
Merger and acquisition
 expenses (Note 4)................     270,180                  1,648,995
Professional and consulting
 expenses.........................      55,175      105,274       169,465      228,751
Loss on disposal of video-
 cassette rental inventory........      28,466          (68)      108,178      104,688
Store closing, lease termination
 and litigation provisions........                   17,888                     21,607
Depreciation and amortization.....     134,047      313,926       742,158      930,309
                                    ----------   ----------   -----------   ----------

                                     1,493,490    1,587,126     5,808,264    4,840,198
                                    ----------   ----------   -----------    ---------

Other income (expenses):

Gain on settlement of debt
 (Note 4).........................                                395,640
Interest expense, net.............      (6,407)      (4,872)      (12,510)     (17,486)
                                    ----------   ----------   -----------   ----------
                                        (6,407)      (4,872)      383,130      (17,486)
                                    ----------   ----------   -----------   ----------

Net loss..........................  $ (297,129)  $ (150,571)  $(1,855,203)  $ (450,779)
                                    ==========   ==========   ===========   ==========

Net loss per share of common
 stock (Note 3)...................      $(0.01)      $(0.01)       $(0.09)      $(0.02)
                                    ==========   ==========   ===========   ==========

See accompanying notes to financial statements.

                       CHOICES ENTERTAINMENT CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                                  (UNAUDITED)

                                       Preferred
                                         Stock    Common Stock Additional
                                       ---------  ------------  Paid-In   Accumulated
                                         Shares       Shares      Amount     Capital       Deficit        Total
                                        ---------  ------------  --------  -----------  -------------  ------------
Balance at December 31, 1993                         18,478,934  $184,789  $18,420,976  $(18,271,648)  $   334,117

Reversal of costs associated
  with previous warrant exercises                                              144,578                     144,578

Issuance of Common Stock upon
  exercise of a stock option                              5,000        50        1,100                       1,150

Net Loss for the nine
  months ended September 30, 1994                                                           (450,779)     (450,779)
                                                     ----------  --------  -----------  ------------   -----------

Balance at September 30, 1994                        18,483,934  $184,839  $18,566,654  $(18,722,427)  $    29,066
                                                     ==========  ========  ===========  ============   ===========

Balance at December 31, 1994                         18,654,934  $186,549  $18,631,441  $(19,259,787)  $  (441,797)

Issuance of Common Stock for
  cash from exercise of stock
  options and warrants                                2,146,000    21,460      875,095                     896,555

Issuance of Common Stock for cash
  to two private foreign investors,
  net of related costs                                  900,000     9,000      387,000                     396,000

Issuance of Common Stock to
  satisfy debt obligations                              113,461     1,135      146,417                     147,552

Issuance of Common Stock in
  conjunction with consulting
  services                                              150,000     1,500      137,250                     138,750

Issuance of Preferred Stock to
  private investors, net of
  related costs (Note 5)                       34                              217,600                     217,600

Net Loss for the nine months
  ended September 30, 1995                                                                (1,855,203)   (1,855,203)
                                               --    ----------  --------   ----------   ------------   -----------

Balance at September 30, 1995                  34    21,964,395  $219,644  $20,394,803  $(21,114,990)  $(  500,543)
                                               ==    ==========  ========  ===========  ============   ===========


See accompanying notes to financial statements.

                       CHOICES ENTERTAINMENT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       For the Nine Months Ended
                                                             September 30,
                                                      ---------------------------
                                                           1995          1994
                                                      --------------  -----------
Cash flows from operating activities:
Net loss............................................    $(1,855,203)  $ (450,779)
                                                        -----------   ----------
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
   Depreciation and amortization....................        742,158      930,309
   Gain on settlement of debt.......................       (395,640)
Cost of rental films sold...........................        237,068      154,370
Loss on disposal of rental films....................        108,178      104,688
Amortization and write-off of other deferred
costs, net..........................................         38,750
   Change in assets and liabilities:
     Decrease in accounts receivable................            842       15,326
     Decrease in merchandise inventories............        223,914       52,038
     Increase in prepaid expenses...................        (25,922)     (10,614)
     (Increase) decrease in other assets............         (3,507)      17,999
     Increase (decrease) in accounts payable........       (272,931)      82,842
     Increase in accrued merger and
       acquisition expenses.........................        570,560
     Increase (decrease) in accrued
       professional fees............................       (374,497)      73,552
     Increase in accrued salaries...................         12,940          995
     Decrease in accrual for lease cancellation
       and litigation reserves......................        (10,000)     (77,056)
     Decrease in other accrued expenses.............        (18,659)     (27,583)
                                                        -----------   ----------
Total adjustments...................................        833,254    1,316,866
                                                        -----------   ----------
Net cash provided by (used in) operating
  activities........................................     (1,021,948)     866,087
                                                        -----------   ----------
Cash flows from investing activities:
  Purchase of equipment, net........................        (76,662)
  Purchase of videocassette rental films............       (944,376)    (923,975)
                                                        -----------   ----------
Net cash used in investing activities...............     (1,021,038)    (923,975)
                                                        -----------   ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock...........      1,292,607        1,150
   Proceeds from private offering of preferred
     stock, net.....................................        897,600
   Proceeds from notes payable......................                      80,000
   Repayment of notes payable.......................       (152,801)     (45,996)
                                                        -----------   ----------
Net cash provided by financing activities...........      2,037,406       35,154
                                                        -----------   ----------
Net decrease in cash................................         (5,580)    ( 22,734)
Cash at beginning of period.........................        129,389      185,125
                                                        -----------   ----------
Cash at end of period...............................    $   123,809   $  162,391
                                                        ===========   ==========
Supplementary disclosure of cash flow information:
   Cash paid during the year for interest...........    $       -0-   $      -0-
                                                        ===========   ==========
See accompanying notes to financial statements.

                       CHOICES ENTERTAINMENT CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 - Basis Of Presentation And Significant
                  Accounting Policies
         ----------------------------------------------

          The financial information included herein for the three-month and nine-month periods ended September 30, 1995 and 1994, and as of September 30, 1995, is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information has been omitted; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods and such adjustments are of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year.

Note 2 - Equipment
------------------

          Equipment at September 30, 1995, is primarily comprised of furnishings, leaseholds, and computers related to the Company's retail stores.

Note 3 - Loss Per Common Share
------------------------------

          Loss per common share for the three-month and nine-month periods ended September 30, 1995 and 1994, was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

                            Three Months Ended      Nine Months Ended
                              September 30,           September 30,
                          ----------------------  ----------------------
                                1995        1994        1995        1994
                          ----------  ----------  ----------  ----------
Number of shares
  used in calculations    21,963,000  18,479,000  21,542,000  18,479,000
                          ==========  ==========  ==========  ==========

Note 4 - Liquidity
------------------

  The financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses, aggregating $21,114,990 from inception to September 30, 1995, including a net loss of $1,855,203 for the nine-month period ended September 30, 1995.

  CHOICES ENTERTAINMENT CORPORATION

                                  (UNAUDITED)

Note 4 - Liquidity (Continued)
------------------------------

          The Company is currently operating in a severely distressed financial condition. As of September 30, 1995, the Company had a net working capital deficiency of approximately $1,145,000. The Company is currently funding its business on a day-to-day basis from revenues generated from its 11 store operations. However, as the revenues from the Company's existing 11 stores are insufficient, the Company is operating on a negative cash flow basis and is in immediate need of financing to fund its short-term working capital needs. In that regard, the Company is presently in default on three 10% promissory notes totalling $180,000 plus accrued interest. Furthermore, although the Company has negotiated equity and discounted cash settlements during the year with several creditors which eliminated approximately $1,006,000 of debt for approximately $463,000 and 263,000 shares of the Company's common stock, thereby resulting in a net gain of approximately $396,000 to the Company, the Company's viability is and will continue to be dependent upon its ability to secure needed capital or extend the due dates of liabilities for the foreseeable future.

          The Company, as previously reported, made a private offering of units consisting of preferred stock, promissory notes, and warrants to purchase preferred stock, which offering terminated in accordance with its terms on September 30, 1995 (see Note 5). The terms of the private offering provided for gross maximum and minimum proceeds of approximately $4,020,000 and $1,020,000, respectively. As previously reported, the Company had raised and drawn down $1,020,000, the minimum amount under the offering. No additional amounts were raised prior to the termination of the offering and all amounts raised were used to satisfy certain existing obligations of the Company. However, as noted above, the Company remains in a severely distressed financial condition and is in immediate need of financing to fund its short-term working capital needs.

  As previously reported, during September 1995, the merger agreements between the Company and JD Store Equipment, Inc., VA Entertainment Corp., d/b/a Video Junction, and Palmer Corporation, were terminated. In addition, all previously announced letters of intent with other acquisition candidates have expired. Although the Company is no longer pursuing an acquisition program, and certain executive officers brought in in connection with the acquisition program have resigned, the Company is exploring a possible merger with one or more companies. However, there is no assurance the Company's efforts will be successful in connection with any potential merger. In

                       CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

Note 4 - Liquidity (Continued)
------------------------------

the event the Company is not successful in pursuing a potential merger, it is likely that it will continue to operate through the 11 stores currently owned, which have historically provided insufficient revenues to enable the Company to operate profitably. The Company may also explore the possibility of selling its video stores, although no assurance can be given that it would be successful in that regard.

Note 5 - Private Placement
--------------------------

          The Company, in connection with a private offering of units of preferred stock, promissory notes and warrants to purchase preferred stock, which terminated in September 1995, issued a total of: (i) 34 shares of the Company's Series C Convertible Preferred Stock ("Preferred Stock"), convertible (subject to shareholder approval as provided below) into 1,360,000 shares of common stock, (ii) 5% unsecured promissory notes in the aggregate principal amount of $680,000 due in September 1997, with interest payable annually in cash or, at the election of the Company, in shares of Preferred Stock (valued at $.25 per share), and with principal and any accrued but unpaid interest convertible into Preferred Stock (valued at $.25 per share) at the sole option of the holder in the event the Company defaults in the payment of principal or is otherwise in default, and (iii) three-year warrants to purchase 10.2 shares of Preferred Stock at an exercise price of $10,000 per share, convertible (subject to shareholder approval as provided below) into a total of 408,000 shares of common stock.

          Additionally, the Company paid a placement fee consisting of $122,400 and five-year warrants to purchase 5.1 shares of Preferred Stock at an exercise price of $10,000 per share and a finder's fee consisting of five-year warrants to purchase 8.5 shares of Preferred Stock at an exercise price of $37,500 per share, all of which Preferred Stock being convertible (subject to shareholder approval as provided below) into an aggregate of 544,000 shares of common stock.

          Each share of Preferred Stock will become convertible, at the option of the holder thereof, into 40,000 shares of the Company's common stock, subject to adjustment, only after receipt of approval by the Company's stockholders of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's common stock (as provided by the terms of the Preferred Stock). However, as the conversion of the Preferred Stock is contingent upon stockholder approval of

                       CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  (UNAUDITED)

Note 5 - Private Placement (Continued)
--------------------------------------

the increase in authorized common stock, no assurances can be given that the Preferred Stock will become convertible. Holders of the Preferred Stock will be entitled to vote on this and any other matter submitted to a vote of the Company's stockholders, with each share of Preferred Stock entitled to 40,000 votes. Holders of Preferred Stock have no liquidation or other preferences upon the liquidation, dissolution, or winding up of the Company, and are entitled to certain piggyback and demand registration rights for the shares of common stock into which the Preferred Stock may be converted.

Note 6 - Common Stock and Stock Options
---------------------------------------

          Between January 1, 1995 and September 30, 1995, the Company issued 3,309,461 shares of common stock as follows.

          In January 1995, the Company completed a private placement of stock for 900,000 shares of the Company's common stock to two private foreign investors.

          The Company issued 113,461 shares of common stock to a vendor in settlement of a debt, and 150,000 shares of common stock to a firm in connection with a consulting agreement. Additionally, former employees of the Company exercised stock options to purchase 1,992,000 shares and a warrant holder exercised its option to purchase 150,000 shares of common stock.

          In May 1995, an option previously granted to an officer of the Company to purchase 1,000,000 shares of the Company's common stock expired by its terms upon the resignation of the officer from the Company. Additionally, options to purchase 2,200,000 shares of the Company's common stock expired by their terms upon the resignation of four officers of the Company during September 1995.

          On September 27, 1995, the Company granted options, under the Stock Option and Appreciation Rights Plan of 1987, to purchase 457,000 shares of the Company's common stock to various employees of the Company, and a non-qualified option to purchase 100,000 shares of the Company's common stock to a director of the Company, at an exercise price of $.19 per share, the average fair market value on that date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          The Company is currently operating in a severely distressed financial condition. As of September 30, 1995, the Company had a net working capital deficiency of approximately $1,145,000. The Company is currently funding its business on a day-to-day basis from revenues generated from its 11 store operations. However, as the revenues from the Company's existing 11 stores are insufficient, the Company is operating on a negative cash flow basis and is in immediate need of financing to fund its short-term working capital needs. In that regard, the Company is presently in default on three 10% promissory notes totalling $180,000 plus accrued interest. Furthermore, although the Company has negotiated equity and discounted cash settlements during the year with several creditors which eliminated approximately $1,006,000 of debt for approximately $463,000 and 263,000 shares of the Company's common stock, thereby resulting in a net gain of approximately $396,000 to the Company, the Company's viability is and will continue to be dependent upon its ability to secure needed capital or extend the due dates of liabilities for the foreseeable future.

          The Company, as previously reported, made a private offering of units consisting of preferred stock, promissory notes, and warrants to purchase preferred stock, which offering terminated in accordance with its terms on September 30, 1995 (see Note 5 to the Financial Statements). The terms of the private offering provided for gross maximum and minimum proceeds of approximately $4,020,000 and $1,020,000, respectively. As previously reported, the Company had raised and drawn down $1,020,000, the minimum amount under the offering, and issued 34 shares of the Company's preferred stock and other securities. No additional amounts were raised prior to the termination of the offering and all amounts raised were used to satisfy certain existing obligations of the Company. However, as noted above, the Company remains in a severely distressed financial condition and is in immediate need of financing to fund its short-term working capital needs.

          As previously reported, during September 1995, the merger agreements between the Company and JD Store Equipment, Inc., VA Entertainment Corp., d/b/a Video Junction, and Palmer Corporation, were terminated. In addition, all previously announced letters of intent with other acquisition candidates have expired. Although the Company is no longer pursuing an acquisition program, and certain executive officers brought in in connection with the acquisition program have resigned, the Company is exploring a possible merger with one or more companies. However, there is no assurance the Company's efforts will be successful in connection with any potential acquisition or merger. In the event the Company is not successful in pursuing any potential acquisition or merger, it is likely that it will continue to operate through the 11 stores currently owned, which have historically provided insufficient revenues to enable the Company to operate profitably. The Company may also explore the possibility of selling its video stores, although no assurance can be given that it would be successful in that regard.

CAPITAL EXPENDITURES

          During the nine-month period ended September 30, 1995, the Company's capital expenditures were approximately $944,000 and $77,000 relating to the purchase of videocassette rental films and the purchase of fixtures for use in its video stores, respectively, compared to $924,000 for videocassette rental films purchased during the same period in 1994. The Company does not anticipate any significant capital expenditures for the remainder of the current year other than the replenishment of videocassette rental films through the normal course of business.

MATERIAL CHANGES IN FINANCIAL CONDITION

Assets:

          Total assets decreased by approximately $582,000 between December 31, 1994 and September 30, 1995 primarily due to the net decrease in inventories due to the elimination of the sale of music product in the Company's stores and to the write-off of certain deferred costs which related to the Company's previously reported merger and acquisition program.

Liabilities:

          Total liabilities decreased by approximately $523,000 between December 31, 1994 and September 30, 1995, primarily due to the decreases in notes payable, accounts payable, and accrued professional fees, related to the elimination of approximately $1,006,000 of debt from discounted cash settlements. In conjunction with the Company's previously reported acquisition program, accrued merger and acquisition expenses increased approximately $571,000. Additionally, other accrued expenses decreased by approximately $139,000 primarily due to the issuance of 150,000 shares of common stock to a firm in settlement of obligations under a consulting agreement.

Stockholders' Deficit:

          Between December 31, 1994 and September 30, 1995, the net increase in Stockholders' Deficit of $59,000 was due to the loss during the period of approximately $1,855,000, which was offset by the issuance of 2,146,000 shares of common stock in connection with various stock option and warrant exercises, the issuance in a private placement of 900,000 shares of common stock to two foreign investors, the issuance of 113,461 shares of common stock in settlement of a debt obligation, the issuance of 150,000 shares of common stock to a consulting firm, and, as noted above, the issuance of 34 shares of the Company's Preferred Stock in connection with a private offering of such stock and other securities. Net proceeds from the issuance of the common stock and the Preferred Stock were approximately $1,291,000 and $217,600, respectively.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

          Following are the results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994:

          Revenues decreased by approximately $239,000 and $837,000 during the three-month and nine-month periods ended September 30, 1995, respectively. Approximately $174,000 and $560,000, respectively, of the decrease is related to the decrease in merchandise sales as a result of the elimination of the sale of music products in the Company's stores. Approximately $84,000 of the decrease in revenue during the nine-month period is related to the closing of one of the Company's stores during March 1994, with the balance of the decreases during the two periods primarily due to weather factors, increased industry competition and fewer highly-rented titles released during the period ended September 30, 1995.

          Cost of goods sold decreased approximately $111,000 and $361,000 but increased approximately 22% and 17% as a percentage of revenue during the three-month and nine-month periods, respectively. The percentage increases are primarily attributable to the increase in reserves established against merchandise inventories in conjunction with the elimination of the sale of music products in the Company's stores and to the sale of previously viewed rental films at less than carrying value to provide additional cash flow for operations.

          Operating expenses, which include store payroll, rents and other operating expenses, decreased approximately $2,000 and $33,000, respectively, during the comparative periods. The decreases are primarily the result of closing one of the Company's stores during March 1994 and of continuing efforts to reduce operating costs.

          Selling and administrative expenses decreased approximately $14,000 and increased $78,000, respectively, during the comparative periods. The increase in expenses related to the support of the Company's previously reported merger and acquisition program.

          Merger and acquisition expenses of approximately $270,000 and $1,649,000 during the comparative periods are attributable to professional and consulting expenses and employee expenses directly related to the Company's previously reported merger and acquisition program. (See Note 4 to the Financial Statements.)

          Loss on disposal of videocassette rental inventory increased approximately $28,000 and $4,000, respectively, during the comparative periods due to re-merchandising the Company's stores.

          Professional fee and consulting expenses, unrelated to the previously reported merger and acquisition program, decreased approximately $50,000 and $60,000 during the three-month and nine-month comparative periods, respectively. The decreases are primarily related to the Company's continuing efforts to reduce costs.

          Depreciation and amortization expenses decreased approximately $180,000 and $188,000, respectively, during the comparative periods, primarily due to the quantity of videocassette rental films depreciated down to their salvage value during the periods ended 1994. In addition, approximately $75,000 of the decrease during both periods is primarily due to the reversal of excess depreciation taken on certain fixed assets in prior periods.

          The gain on settlement of debt of $396,000 during the nine-month period ended September 30, 1995 is primarily attributable to the discounted cash settlement of approximately $1,006,000 of debt (see Note 4 to the accompanying financial statements).

          As a result of the foregoing, the Company incurred net losses of approximately $297,000 and $1,855,000 during the three-month and nine-month periods ended September 30, 1995, respectively.

PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    --------

          The exhibits listed in the Index to Exhibits appearing on Page E-1 are included as part of this report.

(b) Reports on Form 8-K
    -------------------

          The Company filed a Form 8-K dated September 11, 1995. Such report included disclosure under Item 5 of the termination of merger agreements between the Company and JD Store Equipment, Inc., VA Entertainment Corp. d/b/a Video Junction, and Palmer Corporation.

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHOICES ENTERTAINMENT CORPORATION



Date:  November 10, 1995    By:    /s/ Ronald W. Martignoni
                                ---------------------------------
                                    Ronald W. Martignoni
                                    Chief Executive Officer



Date:  November 10, 1995    By:    /s/ Lorraine E. Cannon
                                ---------------------------------
                                    Lorraine E. Cannon
                                    Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
    No.   Description of Exhibit
  ------------------------------

 3(a)  Certificate of Incorporation, as amended (1)
  (b) Certificate of Designations of Series C Preferred Stock, as amended (2)
  (c)  By-Laws, as amended (3)
 4(a)  Form of Certificate Evidencing Shares of
       Common Stock (4)
  (b)  Form of 5% Promissory Note (2)
27(a)  Financial Data Schedule (2)


-----------------
(1) Filed as an Exhibit to Registrant's Registration Statement on Form S-8 (File No. 33-87016) and incorporated herein by reference.
(2)  Filed herewith.
(3) Filed as an Exhibit to Registrant's 1992 Annual Report on Form 10-K and incorporated herein by reference.
(4) Filed as an Exhibit to Registrant's Registration Statement on Form S-1, inclusive of Post-Effective Amendment No. 1 thereto (File No.: 33-198983) and incorporated herein by reference.