Form 10QSB
period 1996-09-30
CHOICES ENTERTAINMENT CORP
filed 1996-11-13
CIK 822935

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                   ________________

                                     FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15 (d) of the Securities

         Exchange Act of 1934

  For the quarterly period ended  September 30, 1996

         Transition report under Section 13 or  15 (d) of the Exchange
         Act

    For the transition period from  _____________ to _____________

    Commission file number 0-17001


                          Choices Entertainment Corporation
           -----------------------------------------------------------------
           (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                  52-1529536
-------------------------------       ------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
 Incorporation or Organization)

836 W. Trenton Avenue, Morrisville, Pennsylvania              19067
------------------------------------------------            ----------
   (Address of Principal Executive Offices)                 (Zip code)

Issuer's Telephone Number, Including Area Code        (215) 428-1000

         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                           Since last Report)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__    No ____

    State the number of shares outstanding of the issuer's Common Stock, as of November 8, 1996: 22,004,395

    Transitional Small Business Disclosure Format (check one): Yes ____
No __X__

Part I:  FINANCIAL INFORMATION

Item 1.   Financial Statements


                          CHOICES ENTERTAINMENT CORPORATION
                                    BALANCE SHEETS




                                                         September 30, 1996          December 31, 1995
                                                         ------------------          -----------------
                                                            (Unaudited)                (Audited)


ASSETS

Current assets:

   Cash                                                      $66,942                     $86,391

    Accounts receivable                                       33,021                      11,098

    Merchandise inventories                                  168,907                     138,149

    Prepaid expenses                                          60,323                      28,236
                                                         -----------                ------------

        Total current assets                                 329,193                    263,874

Videocassette rental inventory, net                          742,110                    778,728

Equipment, net (Note 2)                                      110,260                    186,990

Intangible assets, net                                       176,813                    189,443

Other deferred costs                                          40,245                     69,621

Other assets                                                  68,458                     68,254
                                                         -----------              -------------

                                                          $1,467,079                 $1,556,910
                                                         ===========              =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

    Notes payable                                           $176,161                   $184,691

    Accounts payable                                         688,392                    422,582

    Accrued merger and acquisition expenses                  481,576                    563,901

    Accrued professional fees                                211,711                    186,243

     Deferred revenue                                         34,387

    Accrual for lease cancellation and litigation
     reserves                                                  2,500                     13,750

    Accrued salaries                                          71,259                     52,603

    Other accrued expenses                                   258,350                    147,007
                                                         -----------              -------------

        Total current liabilities                          1,924,336                  1,570,077

Notes payable                                                680,000                    680,000
                                                         -----------              -------------

        Total Liabilities                                  2,604,336                  2,250,777
                                                         -----------              -------------

Stockholders' deficit:

    Preferred stock, par value
     $.01 per share:

       Authorized 5,000 shares: 37.4
        shares issued and outstanding in
        1996 and  34 shares issued and
        outstanding in 1995

    Common stock, par value
     $.01 per share:

       Authorized 50,000,000 shares: issued and
        outstanding 22,004,395 shares in 1996
        and 1995                                             220,044                    220,044

    Additional paid-in-capital                            20,519,203                 20,485,203

    Accumulated deficit                                  (21,876,504)               (21,399,114)
                                                         -----------              -------------

        Total stockholders' deficit                       (1,137,257)                  (693,867)
                                                         -----------              -------------

                                                          $1,467,079                 $1,556,910
                                                         ===========              =============


See accompanying notes to financial statements.

                          CHOICES ENTERTAINMENT CORPORATION
                                  STATEMENTS OF LOSS
                                     (Unaudited)




                                                   For the Three Months         For the Nine Months
                                                   Ended September  30,         Ended September 30,
                                                   --------------------         -------------------
                                                   1996            1995         1996           1995
                                                   ----            ----         ----           ----

Revenues:

   Movie rentals                                   $1,065,576      $1,030,926   $3,142,777     $2,956,259

   Merchandise sales                                  239,058         171,842      734,472        613,672
                                                   ----------      ----------   ----------     ----------

                                                    1,304,634       1,202,768    3,877,249      3,569,931
                                                   ----------      ----------   ----------     ----------

Operating costs and expenses:

    Cost of goods sold                                206,973         185,063      660,536        615,113

    Cost of movie rentals                              59,701             605       59,701          8,315

    Store payroll                                     250,179         261,719      744,928        799,728

    Store rents                                       232,617         226,730      700,577        713,142

    Other store operating expenses                    121,047         122,320      356,266        343,765

    Selling and administrative expenses               187,843         209,185      488,776        659,405

    Professional and consulting expenses               78,150          55,175      230,257        169,465

    Loss on disposal of videocassette
     rental inventory                                  73,441          28,466      193,145        108,178

    Merger and acquisition expenses                                   270,180                   1,648,995

    Depreciation and amortization                     280,656         134,047      883,156        742,158
                                                   ----------      ----------   ----------    -----------

                                                    1,490,607       1,493,490    4,317,342      5,808,264
                                                   ----------      ----------   ----------    -----------

Other income (expenses):

    Gain on settlement of debt                                                                    395,640

    Interest expense, net                              (9,591)         (6,407)     (37,297)       (12,510)
                                                   ----------      ----------   ----------    -----------

                                                       (9,591)         (6,407)     (37,297)       383,130
                                                   ----------      ----------   ----------    -----------

Net loss                                            $(195,564)      $(297,129)   $(477,390)   $(1,855,203)
                                                   ==========      ==========   ==========    ===========

Net loss per share of common stock (Note 3)            $(0.01)         $(0.01)      $(0.02)        $(0.09)
                                                   ==========      ==========   ==========    ===========



                   See accompanying notes to financial statements.

                          CHOICES ENTERTAINMENT CORPORATION
                          STATEMENTOF STOCKHOLDERS' DEFICIT
                     For the Nine Months Ended September 30, 1996
                                     (Unaudited)





                             Preferred          Common Stock            Additional
                               Stock        ---------------------         Paid-in         Accumulated
                               Shares       Shares         Amount         Capital            Deficit         Total
                             ---------      ------         ------       ----------        -----------        -----


Balance at December
 31, 1995                     34.0          22,004,395     $220,044     $20,485,203       $(21,399,114)      $(693,867)

Issuance of preferred stock
 to preferred stock note
 holders in lieu of cash
 payment for interest due
 on notes (Note 4)             3.4                                           34,000                             34,000

Net loss for the
 nine months ended
 September 30, 1996                                                                           (477,390)       (477,390)
                              ----          ------------   ---------    -----------       ------------       -----------
                              37.4            22,004,395    $220,044    $20,519,203       $(21,876,504)      $(1,137,257)
                              ====          ============   =========    ===========       ============       ===========



                    See accompanying notes to financial statements.

                          CHOICES ENTERTAINMENT CORPORATION
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                    For the Nine Months Ended
                                                          September  30,
                                                    -------------------------
                                                    1996                 1995
                                                    ----                 ----


Cash flows from operating activities:

Net loss                                            $(477,390)           $(1,855,203)
                                                    ---------            -----------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

    Depreciation and amortization                     883,156                742,158

    Gain on settlement of debt                                              (395,640)

    Cost of rental films sold                         326,222                237,068

    Loss on disposal of rental films                  193,145                108,178

    Videocassette and inventory reserves               17,320                 39,733

    Amortization and write-off of other
     deferred costs, net                                                      38,750

Change in assets and liabilities:

  (Increase) Decrease in accounts receivable          (21,923)                   842

  (Increase) Decrease in merchandise inventories      (30,758)               223,914

  (Increase) in prepaid expenses                      (32,087)               (25,922)

  Increase in other assets                               (204)                (3,507)

  Increase (decrease) in accounts payable             265,810               (272,931)

  Increase in deferred revenue                         34,387

  Increase (decrease) in accrued merger
   and acquisition expenses                           (82,325)              570,560

  Increase (decrease) in accrued
   professional fees                                   25,468              (374,497)

  Increase in accrued salaries                         18,656                12,940

  Decrease in accrual for lease
   cancellation and litigation reserves               (11,250)              (10,000)

  Increase (decrease) in other accrued expenses       145,344               (18,659)
                                                  -----------           -----------

Total adjustments                                   1,730,961               872,987
                                                  -----------           -----------

Net cash provided by (used in)
 operating activities                               1,253,571              (982,216)
                                                  -----------           -----------

Cash flows from investing activities:

    Purchase of equipment, net                        (13,433)              (76,662)

    Purchase of videocassette rental films         (1,251,057)             (984,108)
                                                  -----------           -----------

  Net cash used in investing activities            (1,264,490)           (1,060,770)
                                                  -----------           -----------

Cash flows from financing activities:

    Proceeds from issuance of common stock                                1,292,607

    Proceeds from private offering of
     preferred stock, net                                                   897,600

    Repayment of notes payable                         (8,530)             (152,801)
                                                  -----------           -----------

Net cash provided by (used in)
 financing activities                                  (8,530)            2,037,406
                                                  -----------           -----------

Net decrease in cash                                  (19,449)              (5,580)

Cash at beginning of period                            86,391              129,389
                                                  -----------           ----------

Cash at end of period                                 $66,942             $123,809
                                                  ===========           ==========

Supplementary disclosure of  cash
 flow information:

   Cash paid during the year for interest             $10,055              $-0-
                                                  ===========           ==========


See accompanying notes to financial statements.

                          CHOICES ENTERTAINMENT CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

Note 1 - Basis of Presentation And Significant Accounting Policies

    The financial information included herein for the nine-month periods ended September 30, 1996 and 1995 and as of September 30,1996 are unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information has been omitted; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods and such adjustments are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Equipment

    Equipment at September 30, 1996 is primarily comprised of furnishings, leaseholds, and computers related to the Company's retail stores.

Note 3 - Loss Per Common Share

    Loss per common share for the nine-month period ended September 30, 1996 and 1995 was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.



                                           Nine Months Ended
                                              September 30,
                                           -----------------
                                           1996         1995
                                           ----         ----

Number of shares used in calculations      22,004,000   21,542,000

Note 4 - Liquidity

    The financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses, aggregating $ 21,876,504 from inception through September 30, 1996, including a net loss of $477,390 for the nine months ended September 30, 1996.

    The Company is currently operating in a severely distressed financial condition. As of September 30, 1996, the Company had a net working capital deficiency of approximately $ 1,595,000. The Company is currently funding its business on a day-to-day basis from revenues generated from its nine store operations. Because of the timing of the payment of certain obligations and an increase in the amount of credit extended by its primary supplier of videocassettes, the Company has reported positive cash flow from operations for the nine-month period ended September 30, 1996. However, as the revenues from the Company's existing nine stores are insufficient to insure timely payment of its obligations, the Company is in immediate need of financing to fund its short-term working capital needs.

    As a result of its severely distressed financial condition, the Company elected to issue 3.4 shares of its Series C Preferred Stock to the holders of its 5% unsecured promissory notes, in payment of $34,000 of accrued interest due such noteholders in August 1996, in accordance with the terms of such notes.

                          CHOICES ENTERTAINMENT CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

Note 4 - Liquidity (Continued)

    The Company is in default under the terms of three 10% promissory notes in the aggregate principal amount of $150,000 plus accrued interest. These notes are held by Carl Shaifer and Max Scheuerer, two members of the Shareholder Committee ( See Part II Item 1. Legal Proceedings). The aggregate principal amount owing by the Company on said promissory notes was reduced to $144,000 from $180,000 as a result of a $30,000 payment made by the Company, to Max Scheuerer, the holder of two such notes in the then total principal amount of $150,000. This payment was made following the filing of a lawsuit against the Company by Max Scheuerer in which a judgment was sought in the principal amount of $150,000 plus accrued interest of $15,548. The lawsuit was withdrawn following said $30,000 payment without prejudice to its being reinstated if the balance owing on said notes was not paid in full prior to March 15, 1996. Mr. Scheuerer filed a new lawsuit on September 18, 1996 ( see
Part II Item 1. Legal Proceedings), seeking a judgment in the amount of $146,298, representing principal and interest owing to Mr. Scheuerer by the Company on said notes (plus future interest, costs and any other appropriate damages). Since that time, the Company has made payments to Mr. Scheuerer totaling $6,988.74. The Company has asserted that it has reached a settlement with Mr. Scheuerer extending payment over time of the amounts owed; however, if it is determined that no settlement has been reached, the Company is presently unable to satisfy the balance owing and there is no assurance that the Company will be able to satisfy a judgment in such amount against the Company. The entry and enforcement of such a judgment against the Company's assets would materially and adversely affect the Company's business.

    Additionally, the Company is in default under the terms of a 10% promissory note in the principal amount of $30,000, which note is held by Harold E. Hamburg, a member of the Shareholder Committee. The Company has paid all interest due to date on said note.

    The Company is also delinquent and presently unable to satisfy various other liabilities, including amounts owing to vendors and landlords, as well as substantial professional fees owing in connection with its now discontinued acquisition program and with respect to ongoing litigation.

 .   As previously reported, a lawsuit was filed against the Company on April
9, 1996 in the Superior Court of California, entitled Gary N. Gibbs et al. v. Choices Entertainment Corporation et al., by certain individuals who allegedly purchased or purchased and sold securities of the Company. Also named as defendants in the lawsuit were the members of the Board of Directors, a former director and certain others. On July 12, 1996, Demurers to the Complaint filed on behalf of the Company and the other defendants were sustained. On July 29, 1996, a Second Amended Complaint was filed, in which plaintiffs seek monetary damages against the Company and the other defendants in the amount of $303,470, plus attorney's fees, costs of suit and such other relief as the court deems just. The plaintiffs are principally the same individuals who filed the prior Complaint, which contains substantially the same allegations as now set forth in the Second Amended Complaint. On August 28, 1996, the Company filed an answer to the complaint, denying plaintiffs allegations with regard to all claims. On October 22, 1996, the Company also filed for summary judgment. Discovery is proceeding. The Company does not believe that there is any merit to the lawsuit filed against it and intends to contest it vigorously. However, if the Company is unsuccessful in defending the lawsuit, the Company would not presently be able to satisfy an award of damages in the amount claimed, which judgment would, if enforced, materially and adversely affect the Company's business.

    Furthermore, even if the Company is successful in defending the aforementioned lawsuits, the cost alone in professional fees associated with these lawsuits, as well as other litigation ( See Part II Item 1. Legal Proceedings), could materially and adversely affect the Company's business.

    The Company's viability for the foreseeable future is and will continue to be dependent upon its ability to secure needed capital, to extend the due dates of liabilities, or to otherwise conclude or settle existing liabilities and claims on a satisfactory basis, and to successfully conclude the existing litigation. No assurance can be given that the Company will be successful in that regard. In the event the Company is not successful, the Company may be forced to seek protection under Chapter XI of the Federal Bankruptcy Laws. In such an event, the Company's

                          CHOICES ENTERTAINMENT CORPORATION
                             NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

Note 4 - Liquidity (Continued)

ability to conduct its business could be severely hampered. Moreover, the value of the Company's equity would likely be greatly diminished, if not eliminated.

    Management believes that the Company will need to acquire or establish additional superstores in the future if the Company is to achieve the economies of scale necessary for it to become profitable. However, because of its severely distressed financial condition, the Company does not have the financial resources which would enable it to expand.

    The Company is also exploring the possibility of selling its video stores although no assurance can be given that it would be successful in that regard. In the event the Company is not successful in pursuing a possible merger or selling its video stores, it is likely that it will continue to operate through the nine stores currently owned which have historically provided insufficient revenues to enable the Company to operate profitably.

Note 5 - Subsequent Events

    During October 1996, the Company expanded one of its superstores. Also during October, 1996 the Company closed two non-performing stores and opened one new superstore in November 1996.

    On November 8, 1996, the Company signed a non-binding letter of intent with West Coast Entertainment Corporation ("West Coast"), setting forth the basic terms of a possible sale by the Company of substantially all of its assets to West Coast for a combination of cash and common stock of West Coast. Consummation of a sale is contingent upon a number of conditions, the satisfaction of which cannot be assured. Such conditions include, among others, negotiation and execution of a definitive agreement, satisfactory due diligence by West Coast, obtaining all necessary consents and approval of the sale by the Company's stockholders. West Coast is one of the country's largest video specialty retailers.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition, changes in financial condition, and results of operations. The discussion also includes the Company's liquidity and capital resources at September 30, 1996 and later dated information, where practicable.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company is currently operating in a severely distressed financial condition. As of September 30, 1996, the Company had a net working capital deficiency of approximately $1,595,000. The Company is currently funding its business on a day-to-day basis from revenues generated from its nine store operations. Because of the timing of the payment of certain obligations and an increase in the amount of credit extended by its primary supplier of videocassettes, the Company has reported positive cash flow from operations for the three and nine-month periods ended September 30, 1996. However, as the revenues from the Company's existing nine stores are insufficient to insure timely payment of its obligations, the Company is in immediate need of financing to fund its short-term working capital needs.

    As a result of its severely distressed financial condition, the Company elected to issue 3.4 shares of its Series C Preferred Stock to the holders of its 5% unsecured promissory notes, in payment of $34,000 of accrued interest otherwise due such noteholders in August 1996, in accordance with the terms of such notes.

    The Company is in default under the terms of three 10% promissory notes in the aggregate principal amount of $150,000 plus accrued interest. These notes are held by Carl Shaifer and Max Scheuerer, two members of the Shareholder Committee ( See Part II Item 1. Legal Proceedings). The aggregate principal amount owing by the Company on said promissory notes was reduced to $144,000 from $180,000 as a result of a $30,000 payment made by the Company, to Max Scheuerer, the holder of two such notes in the then total principal amount of $150,000. This payment was made following the filing of a lawsuit against the Company by Max Scheuerer in which a judgment was sought in the principal amount of $150,000 plus accrued interest of $15,548. The lawsuit was withdrawn following said $30,000 payment without prejudice to its being reinstated if the balance owing on said notes was not paid in full prior to March 15, 1996. Mr. Scheuerer filed a new lawsuit on September 18, 1996 ( see
Part II Item 1. Legal Proceedings), seeking a judgment in the amount of $146,298, representing principal and interest owing to Mr. Scheuerer by the Company on said notes (plus future interest, costs and any other appropriate damages). Since that time, the Company has made payments to Mr. Scheuerer totaling $6,988.74. The Company has asserted that it has reached a settlement with Mr. Scheuerer, extending payment over time of the amount owed; however, if it is determined that no settlement has been reached, the Company is presently unable to satisfy the balance owing and there is no assurance that the Company will be able to satisfy a judgment in such amount against the Company. The entry and enforcement of such a judgment against the Company's assets would materially and adversely affect the Company's business.

    Additionally, the Company is in default under the terms of a 10% promissory note in the principal amount of $30,000, which note is held by Harold E. Hamburg, a member of the Shareholder Committee. The Company has paid all interest due to date on said note.

    The Company is also delinquent and presently unable to satisfy various other liabilities, including amounts owing to vendors and landlords, as well as substantial professional fees owing in connection with its now discontinued acquisition program and with respect to on-going litigation (see
Part II Item 1. Legal Proceedings).

    As previously reported, on April 9, 1996, a lawsuit was filed against the Company in the Superior Court of California, by certain individuals who allegedly purchased or purchased and sold securities of the Company. Also named as defendants in the lawsuit were the members of the Board of Directors, a former director and certain others. On July 12, 1996, Demurers to the Complaint filed on behalf of the Company and the other defendants were sustained. On July 29, 1996, a Second Amended Complaint was filed, in which plaintiffs seek monetary damages against the Company and the other defendants in the amount of $303,470, plus attorney's fees, costs of suit and such other relief as the court deems just. The plaintiffs are principally the same individuals who filed the prior Complaint, which contains substantially the same allegations as now set forth in the Second Amended Complaint. On August 28, 1996, the Company filed an answer to the complaint, denying plaintiffs allegations with regard to all claims. On October 22, 1996, the Company also filed for summary judgment. Discovery is proceeding.

The Company does not believe that there is any merit to the lawsuit filed against it and intends to contest it vigorously. However, if the Company is unsuccessful in defending the lawsuit, the Company would not presently be able to satisfy an award of damages in the amount claimed, which judgment would, if enforced, materially and adversely affect the Company's business.

    Furthermore, even if the Company is successful in defending the lawsuits, the cost alone in professional fees associated with these lawsuits, as well as other litigation (See Part II Item 1. Legal Proceedings), could materially and adversely affect the Company's business.

    The Company's viability for the foreseeable future is and will continue to be dependent upon its ability to secure needed capital, to extend the due dates of liabilities, or to otherwise conclude or settle existing liabilities and claims on a satisfactory basis, and to successfully conclude existing litigation. No assurance can be given that the Company will be successful in that regard. In the event the Company is not successful, the Company may be forced to seek protection under Chapter XI of the Federal Bankruptcy Laws. In such an event, the Company's ability to conduct its business could be severely hampered. Moreover, the value of the Company's equity would likely be greatly diminished, if not eliminated.

    Management believes that the Company will need to acquire or establish additional superstores in the future if the Company is to achieve the economies of scale necessary for it to become profitable. However, because of its severely distressed financial condition, the Company does not have the financial resources which would enable it to expand.

    The Company is also exploring the possibility of selling its video stores although no assurance can be given that it would be successful in that regard. In the event the Company is not successful in pursuing a potential merger or selling its video stores, it is likely that it will continue to operate through the nine stores currently owned which have historically provided insufficient revenues to enable the Company to operate profitably.

    On November 8, 1996, the Company signed a non-binding letter of intent with West Coast Entertainment Corporation ("West Coast"), setting forth the basic terms of a possible sale by the Company of substantially all of its assets to West Coast for a combination of cash and common stock of West Coast. Consummation of a sale is contingent upon a number of conditions, the satisfaction of which cannot be assured. Such conditions include, among others, negotiation and excecution of a definitive agreement, satisfactory due diligence by West Coast, obtaining all necessary consents and approval of the sale by the Company's stockholders. West Coast is one of the country's largest video specialty retailers.

    The statements contained in this Quarterly Report on Form 10-QSB which are not historical facts contain forward looking information with respect to plans, future events or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those expected by the Company, including but not limited to the risk of adverse litigation, the inability to make timely payment to vendors, landlords and other creditors, the risk of being unable to finance videocassette inventory acquisitions due to its severely distressed financial condition, and uncertainties detailed in the Company's filings with the Securities and Exchange Commission.

CAPITAL EXPENDITURES

    During the nine-month period ended September 30, 1996, the Company's capital expenditures, relating to the purchase of videocassette rental films and furniture and fixtures, were approximately $1,251,000 and $13,400, respectively, compared to $928,000 for the purchase of videocassette rental films and $77,000 for the purchase of furniture and fixtures during the same period in 1995. The Company does not anticipate a significant increase in capital expenditures for the remainder of the current year other than the replenishment of videocassette rental films during the normal course of business.

MATERIAL CHANGES IN FINANCIAL CONDITION

Assets:

    Total assets decreased by approximately $90,000 between December 31, 1995 and September 30, 1996, primarily due to the amortization of intangible assets and other deferred costs which more than offset the increases in assets, such as inventory and prepaid expenses.

Liabilities:

    Total liabilities increased by approximately $354,000 between December 31, 1995 and September 30, 1996, primarily due to the increases in accrued expenses and accounts payable in connection with obtaining a higher credit line with the Company's major videocassette supplier and to the timing of payment of certain obligations.

Stockholders' Deficit:

    Between December 31, 1995 and September 30, 1996, the increase in stockholders' deficit was due to the loss of approximately $477,000 for the nine-month period ended September 30, 1996.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    Rental revenues increased approximately $35,000 and $187,000, or 3% and 6%, during the comparative three-month and nine-month periods ended September 30, 1996, respectively. The increases are primarily related to higher availability of rental product, due to increased purchases of videocassette rental films, and to more favorable rental-weather conditions during the 1996 periods.

    Merchandise sales increased approximately $67,000 and $121,000, or 39% and 20%, during the comparative three-month and nine-month periods ended September 30, 1996, respectively. The increases are primarily related to increased purchases of merchandise movies for sale, and to the sale of previously viewed movies and other items. Included in merchandise sales during the nine-month period ended September 30, 1995 was approximately $89,000 in revenue from music products no longer sold in 1996.

         Cost of goods sold increased approximately $22,000, but decreased approximately 21% as percentage of merchandise revenue during the three-month comparative period, and increased approximately $45,000, but decreased by approximately 10% as a percentage of merchandise revenue, during the nine-month comparative period. The percentage decreases during both periods is primarily related to higher margins on rental films sold during 1996 when compared to 1995. Also included in merchandise revenue during the nine-month period ended 1996 is approximately $24,000 of customer membership revenue which has no corresponding cost of sales.

    Cost of movie rentals increased approximately $59,000 and $51,000, respectively during the three-month and nine-month comparative periods primarily due to the increased usage of a pay per transaction arrangement with a supplier of videocassette rental films.

    Store payroll decreased approximately $12,000 and $55,000, respectively during the three-month and nine-month comparative period . The decreases are primarily related to there being only 10 stores in operation during 1996 compared to 11 stores in operation during the 1995 comparative periods, and to the Company's continuing efforts to reduce operating costs in its superstores. Store rents increased approximately $6,000 and decreased approximately $13,000,respectively during the three and nine-month comparative periods. Other store operating expenses decreased approximately $1,300 and increased approximately $13,000 during the three-month and nine-month comparative periods, respectively. but remained relatively constant as a percentage of revenue during both periods.

    Selling and administrative expenses decreased approximately $21,000, or 10% and $171,000, or 26% during the 1996 comparative periods primarily due to the Company's continuing efforts to reduce overhead costs.

    Professional and consulting fee expenses increased approximately $23,000 and $61,000 during the 1996 comparative periods primarily due to costs associated with certain litigation (See Part II Item 1. Legal Proceedings).

    Merger and acquisition expenses decreased approximately $270,000 and $1,649,000 during the 1996 comparative periods due primarily to the termination of the Company's previously reported acquisition program during September 1995.

    Loss on disposal of videocassette rental inventory increased approximately $45,000 and $85,000, or approximately 2% of revenue during the 1996 comparative periods primarily due to the increase in the number of videocassette rental films sold at less than carrying value during 1996 to provide additional cash flow for operations.

    The gain on settlement of debt of approximately $396,000 during the nine-month comparative period ended 1995 was primarily attributable to the discounted cash settlement of approximately $1,006,000 of debt.

    Interest expense increased approximately $3,000 and $25,000 during the 1996 comparative periods primarily due to the interest expense relating to the increase in notes payable outstanding at September 30, 1996 when compared to the same period in 1995.

    As a result of the foregoing, the Company incurred a net loss of approximately $196,000 and $477,000 during the three-month and nine-month periods ended September 30, 1996, respectively.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    As previously reported on Form 8-K, dated July 26, 1996, the Company filed a lawsuit on that date, in the United States District Court for the District of Columbia (the "Washington Proceedings"), entitled Choices Entertainment Corporation v. Carl Shaifer et al., seeking declaratory and injunctive relief against the following group of shareholders: Carl Shaifer, Joseph DeSaye, Max Scheuerer, Maureen and Lawrence Feeney, William and Evelyn Goatley, P.L. Anderson, Jr. , Harold E. Hamburg, David F. Beckman, Mark and Barbara Raifman and Frank Harvey (collectively, the "Shareholder Committee") for alleged violations of the federal securities laws. The Shareholder Committee had previously filed a Solicitation Statement ( the "Solicitation Statement") with the Securities and Exchange Commission on June 28, 1996, in connection with the Shareholder Committee's solicitation of written consents from other shareholders for the purpose of removing and replacing the Board of Directors of the Company without the holding of a meeting. The Company believes that the Solicitation Statement contains material misleading statements and omissions of material facts, including the failure to disclose serious conflicts of interests of the Shareholder Committee and of certain of its director nominees to the Board, that the Shareholder Committee has failed to file a Schedule 13D in accordance with the requirements of the federal securities laws, and that any consents obtained by the Shareholder Committee have been obtained in violation of such laws and are invalid.

    Additionally, as previously reported, on July 29, 1996, the Shareholder Committee delivered written consents to the Company, which the Shareholder Committee asserted were sufficient to remove and replace the Company's present Board of Directors with the nominees of the Shareholder Committee without the holding of a meeting, and such nominees attempted to assert control and to terminate the employment of existing management. The Company did not recognize the action purported to have been taken by the Shareholder Committee, having concluded that the Shareholder Committee had not delivered sufficient consents to remove and replace the Company's present Board and, in any event, that such consents were otherwise invalid as having been obtained in violation of the federal securities laws.

    As previously reported on Form 10-QSB for the quarter ended June 30, 1996, on August 2, 1996, a lawsuit was filed in the Court of Common Pleas of Bucks County, Pennsylvania, against the existing Directors of the Company by the director nominees to the Board of the Shareholder Committee, Carl Shaifer, Joseph DeSaye and Max Scheuerer, as well as on behalf of the Company, entitled Choices Entertainment Corporation et al., v. Ronald W. Martignoni et al., No. 96005737-18-5. The lawsuit requested that the Court grant a preliminary injunction requiring that the defendants cease acting as corporate officers or directors and otherwise relinquish control of the Company. On August 9, 1996, the lawsuit was discontinued by plaintiffs.

    As previously reported on Form 8-K, dated August 16, 1996, on that date, the Shareholder Committee's nominees, Carl Shaifer, Joseph DeSaye and Max Scheuerer, filed a lawsuit in the Delaware Court of Chancery for New Castle County (the "Delaware Proceedings"), C.A. No. 15170, entitled Carl Shaifer, et al. v. Ronald W. Martignoni, et al., against the Company and the existing Board of Directors, seeking: (i) a declaration that the present Board had been duly and validly removed and that plaintiffs were validly elected as the Company's Board, (ii) an order directing the holding of an annual meeting of shareholders on a date, to be fixed by the Court, not more than 30 days from August 16, 1996 (the date of the filing of the complaint), (iii) costs and expenses, including attorneys fees, and (iv) such other relief as the Court deems just and proper.

    Also as previously reported, on September 4, 1996, after two summary hearings, and prior to the filing of an answer by defendants in the Delaware Proceedings, the Delaware Court of Chancery, without ruling on the merits, ordered, inter alia: (i) that the annual ,meeting of shareholders be held on December 20, 1996, as previously announced by the Company, (ii) that the present Board, consisting of Ronald W. Martignoni, John A. Boylan and Fred E. Portner, shall constitute the Company's Board of Directors, until the earlier of the election of directors at the meeting or the resolution of plaintiffs claim in the lawsuit, and that Joseph DeSaye, except with respect to certain matters, be permitted to attend Board meetings, and (iii) that, until the earlier of the election of directors at the meeting or the resolution of plaintiffs claim in the lawsuit, the Company will not issue any voting securities in certain specified transactions except upon Court order and that the Company will not, except upon five business days notice, take any "action out of the ordinary course, " as defined in the order. The order also provides that the restrictions contained therein may be waived by written agreement of the parties and that the order may be modified by the Court. On September 6, 1996, defendants filed an answer to the complaint in the Delaware Proceedings, denying plaintiffs allegations with regard to all claims.

    Additionally as previously reported, on September 12, 1996, counsel for the Company and the Shareholder Committee notified the Court in the Washington Proceedings that they were engaged in settlement discussions and requested postponement of the hearing previously scheduled for September 13, 1996, which postponement was granted.

    As previously reported on Form 8-K, dated September 18, 1996, on that date a lawsuit was filed against the Company in the Court of Common Pleas of Bucks County, Pennsylvania, captioned Max Scheuerer v. Choices Entertainment Corporation, Civil Action No. 96006871, in which plaintiff, a member of the Shareholder Committee, is seeking a judgment in the amount of $146,298 (plus future interest, costs and any other appropriate damages), which amount allegedly represents $120,000 of principal and $26,298.35 of interest owed by the Company to plaintiff under two 10% promissory notes, on which plaintiff has alleged that the Company is presently in default. The Company was served with the complaint on September 27, 1996. The aforesaid principal amount was reduced to $120,000 from $150,000 as a result of a $30,000 payment made by the Company on November 30, 1995, in response to a previous lawsuit filed by plaintiff seeking collection of said notes. In connection with such payment, plaintiff discontinued the previous lawsuit without prejudice and agreed not to reinstate it for any remaining balance owing on the notes prior to March 15, 1996. Since that time, the Company has made payments to plaintiffs totaling $6,988.74. The Company has filed an answer asserting that it has reached a settlement with plaintiff extending payment over time of the amount owed.

    As previously reported on Form 8-K, dated April 17, 1996, a lawsuit was filed against the Company on April 9, 1996 in the Superior Court of California, entitled Gary N. Gibbs et al. v. Choices Entertainment Corporation et al., by certain individuals who allegedly purchased or purchased and sold securities of the Company. Also named as defendants in the lawsuit were the members of the Board of Directors, a former director and certain others. On July 12, 1996, Demurers to the Complaint filed on behalf of the Company and the other defendants were sustained. On July 29, 1996, a Second Amended Complaint was filed, in which plaintiffs seek monetary damages against the Company and the other defendants in the amount of $303,470, plus attorney's fees, costs of suit and such other relief as the court deems just. The plaintiffs are principally the same individuals who filed the prior Complaint, which contains substantially the same allegations as now set forth in the Second Amended Complaint. On August 28, 1996, the Company filed an answer to the complaint, denying plaintiffs allegations with regard to all claims. On October 22, 1996 the Company also filed a motion for summary judgment. Discovery is proceeding. The Company does not believe that there is any merit to the lawsuit filed against it and intends to contest it vigorously.

Item 3. Defaults Upon Senior Securities.

    The Company is in default under the terms of three 10% promissory notes in the aggregate principal amount of $150,000 plus accrued interest. These notes are held by Carl Shaifer and Max Scheuerer, two members of the Shareholder Committee ( See Part II Item 1. Legal Proceedings). The aggregate principal amount owing by the Company on said promissory notes was reduced to $144,000 from $180,000 as a result of a $30,000 payment made by the Company, to Max Scheuerer, the holder of two such notes in the then total principal amount of $150,000. This payment was made following the filing of a lawsuit against the Company by Max Scheuerer in which a judgment was sought in the principal amount of $150,000 plus accrued interest of $15,548. The lawsuit was withdrawn following said $30,000 payment without prejudice to its being reinstated if the balance owing on said notes was not paid in full prior to March 15, 1996. Mr. Scheuerer filed a new lawsuit on September 18, 1996 ( see
Part II Item 1. Legal Proceedings), seeking a judgment in the amount of $146,298, representing principal and interest owing to Mr. Scheuerer by the Company on said notes (plus future interest, costs and any other appropriate damages). Since that time, the Company has made payments to Mr. Scheuerer totaling $6,988.74.

    Additionally, the Company is in default under the terms of a 10% promissory note in the principal amount of $30,000, which note is held by Harold E. Hamburg, a member of the Shareholder Committee. The Company has paid all interest due to date on said note.

Item 5. Other Information.

    On November 8, 1996, the Company signed a non-binding letter of intent with West Coast Entertainment Corporation ("West Coast"), setting forth the basic terms of a possible sale by the Company of sub substantially all of its assets to West Coast for a combination of cash and common stock of West Coast. Consummation of a sale is contingent upon a number of conditions, the satisfaction of which cannot be assured. Such conditions include, among others, negotiation and execution of a definitive agreement, satisfactory due diligence by West Coast, obtaining all necessary consents and approval of the sale by the Company's stockholders. West Coast is one of the country's largest video specialty retailers.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

    The exhibits listed in the Index to Exhibits appearing on Page E-1 are included as part of this report.

(b)  Reports on Form 8-K

    The Company filed a Form 8-K dated August 16, 1996. Such report included disclosure under Item 5 of a lawsuit filed against the Company and its Board of Directors.

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHOICES ENTERTAINMENT CORPORATION



Date:    November 12, 1996        By:   /s/ Ronald W. Martignoni
                                     ---------------------------
                                     Ronald W. Martignoni
                                     Chief Executive Officer


Date:    November 12, 1996        By:  /s/ Lorraine E. Cannon
                                     ------------------------
                                     Lorraine E. Cannon
                                     Chief Financial Officer

                                 INDEX TO EXHIBITS

Exhibit
  No.        Description of Exhibit

 3 (a)       Certificate of Incorporation, as amended (1)
   (b)       Certificate of Designations of Series C Preferred Stock, as
              amended (2)
   (c)       By-Laws, as amended (3)
 4 (a)       Form of Certificate Evidencing Shares of Common Stock (4)
   (b)       Form of 5% Promissory Note (2)
 10(a)       Severance Agreement between Registrant and John A. Boylan (5)
 10(b)       Consulting Agreement between Registrant and John A. Boylan (5)
 27(a)       Financial Data Schedule (5)
 99(a)       Letter of Intent between Registrant and West Coast Entertainment
              Corporation (5)

(1) Filed as an Exhibit to Registrant's Registration Statement on Form S-8 (File No. 33-87016) and incorporated herein by reference.

(2) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB, for the quarter ended September 30,1995 and incorporated herein by reference.

(3) Filed as an Exhibit to Registrant's 1992 Annual Report on Form 10-K and incorporated herein by reference.

(4) Filed as an Exhibit to Registrant's Registration Statement on Form S-1, inclusive of Post-Effective Amendment No.1 thereto (File No.: 33-198983) and incorporated herein by reference.

(5) Filed herewith.