Form 10KSB
period 1996-12-31
CHOICES ENTERTAINMENT CORP
filed 1997-03-24
CIK 822935

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-KSB

(Mark One)

| X |     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---      EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

|   |     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---      EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission file number 0-17001

                        Choices Entertainment Corporation
                 (Name of small business issuer in its charter)

         Delaware                                      52-1529536
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

836 W. Trenton Avenue, Morrisville, Pennsylvania                     19067
-----------------------------------------------------           ----------------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code (215) 428-1000

Securities registered under Section 12(b) of the Exchange Act:       None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share.
                     ---------------------------------------
                                (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.       Yes X     No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the year ended December 31, 1996: $5,173,000.

     Aggregate market value of the voting stock held by non-affiliates of the registrant based upon a price of $0.05 per share, the average of the inside bid and ask prices of the registrant's Common Stock at March 17, 1997: $995,730. For purposes of this calculation, all directors and officers of the registrant have been considered affiliates.

     Number of outstanding shares of the registrant's Common Stock at March 17, 1997: 22,004,395 shares.

     Transitional Small Business Disclosure Format (check one):

     Yes                 No    x


                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Items 9, 10, 11 and 12 of Part III hereof is incorporated by reference from registrant's definitive Proxy Statement, involving the election of directors, to be filed pursuant to Regulation 14A.


                                      (ii)

                                     PART I

ITEM 1.   Description of Business

     The Company currently operates a chain of nine retail video home entertainment stores, principally under the trade name CHOICES(R) - MOVIES AND GAMES, which rent and sell videocassette tapes, video games and other video home entertainment products. The Company's home entertainment stores, all of which are superstores, are located in Delaware, New Jersey and Pennsylvania.

The West Coast Transaction

     As previously reported, the Company has entered into an asset purchase agreement with West Coast Entertainment Corporation ("West Coast"), dated December 16, 1996, as amended (the "Purchase Agreement"), providing for the sale, transfer and assignment of substantially all of the Company's assets and business to West Coast (the "West Coast Transaction").

     Under the terms of the Purchase Agreement, the Company is to be paid a purchase price in cash of $2,430,000, subject to possible downward adjustment, based upon net operating cash flow for 1996, as defined in the Purchase Agreement. The purchase price was determined through arm's-length negotiation between the Company and West Coast.

     The Purchase Agreement provides that $243,000 of the purchase price shall be held by West Coast as escrow agent in an interest-bearing escrow account for a period of two years, to be used to satisfy certain indemnity obligations of the Company, if any, to West Coast.

     Consummation of the West Coast Transaction is contingent upon a number of conditions, the satisfaction of which cannot be assured, including, among others, obtaining of all necessary consents, West Coast obtaining financing in an amount sufficient to enable it to consummate the West Coast Transaction and certain additional acquisitions, and approval of the West Coast Transaction by the Company's stockholders. The West Coast Transaction was approved by the Company's stockholders on March 12, 1997.

     The Company also agreed to pay to West Coast a break-up fee of $100,000:
(i) if the Company's directors or stockholders had failed to approve the West Coast Transaction; or (ii) if prior to the closing of the West Coast Transaction the directors of the Company, whether or not in the exercise of their fiduciary or other legal duties, shall withdraw or adversely modify or take a public position materially inconsistent with their prior approval of, the Purchase Agreement.

     If an event occurs which entitles West Coast to receive the break-up fee, West Coast has been granted an option in the Purchase Agreement to purchase all of the Company's assets relating to the Company's retail video store located in Newtown, Pennsylvania (the "Newtown Store") for the purchase price of $250,000 payable in cash.

     In connection with the Purchase Agreement, West Coast also loaned the Company $150,000 on December 16, 1996, $20,000 on March 3, 1997, and $29,000 on
March 19, 1997, all of which loans are evidenced by 12% promissory notes, which provide for repayment of the loans at the closing of the West Coast Transaction or, if applicable, at the closing of the sale of the assets of the Newtown Store or, in any event, on demand at any time from and after April 30, 1997. The notes are secured by a security interest in all of the assets of the Newtown Store. The proceeds of the notes were used to pay certain costs previously incurred.

General Description

     The Company was incorporated in Maryland in July, 1985, under the name PPV Enterprises, Inc. and was reincorporated in Delaware under the name DataVend, Inc. in August, 1987. In March, 1990, the Company changed its name to "Choices Entertainment Corporation." The Company's executive offices are located at 836
W. Trenton Avenue, Morrisville, Pennsylvania 19067; its telephone number is
(215) 428-1000.

     The Home Video Industry

     General. The Company believes that the retail video store industry is consolidating into regional and national chains. The Company believes that the principal competitive factors in the video retail industry are store location and visibility, title selection, the number of copies of each new release available, customer service and, to a lesser extent, pricing.

     Studio Dependence on Video Rental Industry. Of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office revenue alone. In addition to purchasing box office hits, retail video stores, including those operated by the Company, purchase movies on videocassette that were not successful at the box office, thus providing the movie studios with a reliable source of revenue for almost all of their movies.

     Historically, new technologies have led to the creation of additional distribution channels for movie studios. Movie studios seek to maximize their revenues by releasing movies in sequential release date "windows" to various movie distribution channels. These distribution channels include, in usual release date order, movie theaters, retail video stores, pay-per-view, pay television, network and syndicated television and, finally, basic cable television. The Company believes that this method of sequential release has allowed movie studios to increase their total revenue with relatively little adverse effect on the revenue derived from previously established channels, and that movie studios will continue the practice of sequential release as new distribution channels become available.

     Home Entertainment Store Operations

     Products. Approximately 80% of the Company's revenues are derived from the rental of videocassettes and video games, with the balance of revenues being derived from the sale of videocassettes and video games, the rental of video recorders, the sale of video accessories, such as blank cassettes and cleaning equipment, and the sale of confectionery items. Each of the Company's superstores offers from 8,000 to 12,000 videocassettes (from 5,000 to 10,000 titles) and from 500 to 2,000 video games (from 400 to 1,500 titles) for rental and sale, depending upon each store's location.

     Management believes that a typical store's revenues are most affected by its new release title selection and the number of copies of each new release available for rental as compared to the competition. Although the Company is committed to offering as many copies of new releases as necessary to be competitive, its ability to do so is dependent on its ability to continue to finance its short-term working capital needs. Videocassettes offered for sale are both previously-viewed movies as well as major box office hit titles that are promoted by the studios at a reduced price to encourage direct consumer purchases. The Company also rents and sells video games, which are licensed primarily by Nintendo(R) and Sega Genesis(R).

     Customers; Nature of Business. The business of the Company is not dependent upon a single, or a few customers, the loss of which would have a material adverse effect.

     Inventory Management. The Company's inventory (videocassettes and games) consists of its catalog titles (those in release for more than one year) and new release titles. All of the Company's videocassette and video game rental inventory is purchased from suppliers. In each of its stores, the Company maintains a selection of new releases that balances customer demand and rental trends with maximization of store profitability. Buying decisions are made centrally based on box office results, industry newsletters, management's knowledge of the popularity of certain types of movies in its markets and input from store managers.

     Suppliers. The Company purchases substantially all of its videocassettes and video games for rental and sale from a single supplier, Star Entertainment LP. ("Star"). Star has a security interest in the Company's inventory (except with respect to the

Company's Newtown Store), which secures the Company's ongoing account payable to Star. The Company also currently seeks marketing funds from Star based upon a percentage of purchases. The Company also has a pay-per-transaction arrangement with a different supplier. In the event that the Company's relationship with Star was terminated, the Company believes that it could obtain its required inventory of videocassettes and video games from alternative suppliers at prices and on terms comparable to those available from Star. However, the Company's results of operations could be adversely affected until its debt with Star is fully satisfied and a suitable replacement is found. At December 31, 1996, the Company owed Star approximately $325,000.

     Marketing and Advertising. With advertising credits and market development funds that it receives from its primary video supplier, the Company uses in-store advertising, discount coupons and promotional materials to promote new releases, its video specialty stores and its trade name. Expenditures for advertising above the amount of the Company's advertising credits from its primary supplier have been minimal. The Company also benefits from the advertising and marketing by studios and theaters in connection with their efforts to promote films and increase box office revenues.

     Employees. The Company currently has 91 employees, of which 29 are full time. Besides store personnel, the Company has two employees in operations, three employees in accounting and one employee in administration.

     Trade Name. The Company currently operates under the trade name Choices(R)
- Movies and Games, for which it has obtained federal and state trade name protection.

     Competition and Technological Obsolescence

     The video retail industry is highly competitive. The Company competes with other retail video stores, including stores operated by regional and national chains, as well as other businesses offering videocassettes and video games such as supermarkets, convenience stores, bookstores, mass merchants, mail order operations and other retailers. In addition, the Company competes with movie theaters, network and cable television, live theater, sporting events and family entertainment centers. Several of the Company's stores compete with Blockbuster(R) stores, the dominant video specialty retailer in the United States. Many of the Company's competitors have significantly greater financial and marketing resources, market share and name recognition than the Company. Additionally, while advances in technology such as video-on-demand have proven expensive and have not adversely affected the retail video market to date, such technologies could in the future have a materially adverse impact on the Company's operations.

     The Company also competes with Pay-Per-View cable television systems, in which subscribers pay a fee to see a movie selected by the subscriber. Existing Pay-Per-View services offer a limited number of channels and movies and are generally available only to households with a converter to unscramble incoming signals. Recently developed technologies, however, permit certain cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes throughout the United States at more frequent intervals (often as frequently as every five minutes) throughout the day, referred to as "Near-Video-on-Demand ("NVOD"). NVOD does not offer full interactivity or VCR functionality such as allowing consumers to control the playing of the movies, starting, stopping and rewinding. Ultimately, further improvements in these technologies could lead to the availability of a broad selection of movies to the consumer on demand referred as Video-on-Demand ("VOD"), at a price which may be competitive with the price of videocassette rentals and with the functionality of VCRs. Certain cable and other telecommunications companies have tested and are continuing to test limited versions of NVOD and VOD in various markets throughout the United States and Europe.

ITEM 2.   Description of Property

     The Company currently leases its corporate offices, located at 836 W. Trenton Avenue, Morrisville, Pennsylvania, from a non-affiliated party. The lease provides for monthly rental payments of $875, and expires July, 1997. Thereafter, the lease will continue on a month-to-month basis.

     Each of the Company's nine home entertainment stores is in good condition and is leased from a non-affiliated party. The lease agreements covering six of the stores were entered into directly between the Company and the respective landlord, while the lease agreements covering the remaining three stores were assigned to the Company in connection with a prior acquisition. As of January 1997, the total monthly rent relating to the Company's nine stores was approximately $76,000.

ITEM 3.   Legal Proceedings

     The Company has recently been involved in certain legal proceedings concerning control of the Company's Board of Directors. The following is a description of these proceedings and certain other material legal proceedings, which are pending:

     Shareholder Committee Litigation. On July 26, 1996, the Company filed a lawsuit in the United States District Court for the District of Columbia (the "Washington Proceedings"), entitled Choices Entertainment Corporation v. Carl Shaifer et al., Civil Action No. 1:96-CV-01753, seeking declaratory and injunctive relief against the following group of stockholders: Carl Shaifer, Joseph DeSaye, Max Scheuerer, Maureen and Lawrence Feeney, William and Evelyn Goatley, P.L. Anderson, Jr., Harold E. Hamburg, David F. Beckman, Mark and Barbara Raifman and Frank Harvey (collectively, the "Shareholder Committee") for alleged violations of the federal securities laws. The Shareholder Committee had previously filed a Solicitation Statement (the "Solicitation Statement") with the Securities and Exchange Commission on June 28, 1996, in connection with the Shareholder Committee's solicitation of written consents from other stockholders for the purpose of removing and replacing the Board of Directors of the Company without the holding of a meeting. The Company believes that the Solicitation Statement contained material misleading statements and omissions of material facts, including the failure to disclose serious conflicts of interests of the Shareholder Committee and of certain of its director nominees to the Board, that the Shareholder Committee had failed to file a Schedule 13D in accordance with the requirements of the Securities Exchange Act of 1934, and that any consents obtained by the Shareholder Committee had been obtained in violation of the federal securities laws and were invalid.

     On July 29, 1996, the Shareholder Committee delivered written consents to the Company, which the Shareholder Committee asserted were sufficient to remove and replace the Company's then Board of Directors with the nominees of the Shareholder Committee without the holding of a meeting, and such nominees attempted to assert control and to terminate the employment of then existing management. The Company did not recognize the action purported to have been taken by the Shareholder Committee, having concluded that the Shareholder Committee had not delivered sufficient consents to remove and replace the Company's Board and, in any event, that such consents were otherwise invalid as having been obtained in violation of the federal securities laws.

     On August 2, 1996, a lawsuit was filed in the Court of Common Pleas of Bucks County, Pennsylvania, against the then existing Directors of the Company by the director nominees to the Board of the Shareholder Committee, Carl Shaifer, Joseph DeSaye and Max Scheuerer, as well as on behalf of the Company, entitled Choices Entertainment Corporation et al. v. Ronald W. Martignoni et al., No. 96005737-18-5. The lawsuit requested that the Court grant a preliminary injunction requiring that the defendants cease acting as corporate officers or directors and otherwise relinquish control of the Company. On August 9, 1996, the lawsuit was discontinued by plaintiffs.

     On August 16, 1996, the Shareholder Committee's nominees, Carl Shaifer, Joseph DeSaye and Max Scheuerer, filed a lawsuit in the Delaware Court of Chancery for New Castle County (the "Delaware Proceedings"), C.A. No. 15170, entitled Carl Shaifer, et al. v. Ronald W. Martignoni, et al., against the Company and the then existing Board of Directors, seeking: (i) a declaration that the

Board had been duly and validly removed and that plaintiffs were validly elected as the Company's Board, (ii) an order directing the holding of an annual meeting of stockholders on a date, to be fixed by the Court, not more than 30 days from August 16, 1996 (the date of the filing of the complaint), (iii) costs and expenses, including attorneys fees, and (iv) such other relief as the Court deemed just and proper.

     On September 4, 1996, after two summary hearings, and prior to the filing of an answer by defendants in the Delaware Proceedings, the Delaware Court of Chancery, without ruling on the merits, ordered, inter alia: (i) that the annual meeting of stockholders be held on December 20, 1996, as previously announced by the Company, (ii) that the then present Board, consisting of Ronald W. Martignoni, John A. Boylan and Fred E. Portner, constituted the Company's board of directors, until the earlier of the election of directors at the annual meeting or the resolution of plaintiffs' claims in the lawsuit, and that Joseph DeSaye, except with respect to certain matters, be permitted to attend Board meetings, and (iii) that, until the earlier of the election of directors at the annual meeting or the resolution of plaintiffs' claims in the lawsuit, the Company could not issue any voting securities in certain specified transactions except upon Court order and that the Company could not, except upon five business days notice, take any "action out of the ordinary course," as defined in the order. The order also provided that the restrictions contained therein could be waived by written agreement of the parties and that the order could be modified by the Court. On September 6, 1996, defendants filed an answer to the complaint in the Delaware Proceedings, denying plaintiffs' allegations with regard to all claims.

     On September 12, 1996, counsel for the Company and the Shareholder Committee notified the Court in the Washington Proceedings that they were engaged in settlement discussions and requested postponement of the hearing previously scheduled for September 13, 1996, which postponement was granted.

     The annual meeting was held, in accordance with the Chancery Court order, on December 20, 1996, at which a new Board of Directors was elected consisting of: Joseph DeSaye, Ronald W. Martignoni, and Fred E. Portner. Mr. Portner was nominated at the annual meeting upon the withdrawal, without prior notice, on the day of the meeting, of Ralph V. Esposito, one of the Company's nominees.

     On February 6, 1997, counsel for the Company and the Shareholder Committee agreed to a stipulation of dismissal without prejudice as to both the Washington and Delaware Proceedings.

     Scheuerer Litigation. On September 18, 1996, a lawsuit was filed against the Company in the Court of Common Pleas of Bucks County, Pennsylvania, captioned Max Scheuerer v. Choices

Entertainment Corporation, Civil Action No. 96006871, in which plaintiff, Max Scheuerer, a member of the Shareholder Committee, is seeking a judgment in the amount of $146,298 (plus future interest, costs and any other appropriate damages), which amount allegedly represents $120,000 of principal and $26,298 of interest owed by the Company to Mr. Scheuerer under two 10% promissory notes. The Company has entered into a settlement agreement with Mr. Scheuerer, providing for $3,000 monthly payments to Mr. Scheuerer with the unpaid balance to be paid at closing of the West Coast Transaction. Notwithstanding the settlement agreement, Mr. Scheuerer is proceeding with the litigation. For further information, see ITEM 6. Management's Discussion and Analysis or Plan of Operation.

     Gibbs Litigation. On April 9, 1996, a lawsuit was filed against the Company in the Superior Court of California, entitled Gary N. Gibbs et al. v. Choices Entertainment Corporation et al., No. BC147815, by certain individuals who allegedly purchased or purchased and sold securities of the Company. Also named as defendants in the lawsuit were the members of the Board of Directors, a former director and certain others. It is alleged that the Company made false and misleading statements and omitted to state certain material facts in public communications and in reports filed with the Securities and Exchange Commission with regard to a possible merger with JD Store Equipment, Inc. ("JD Store"), which was terminated by JD Store in September 1995, and the Company's related acquisition program. On July 12, 1996, Demurrers to the Complaint filed on behalf of the Company and the other defendants were sustained. On July 29, 1996, a Second Amended Complaint was filed, in which plaintiffs seek monetary damages against the Company and the other defendants in the amount of $303,470, plus attorney's fees, costs of suit and such other relief as the Court deems just. The plaintiffs are principally the same individuals who filed the prior Complaint, which contains substantially the same allegations as now set forth in the Second Amended Complaint. On August 28, 1996, the Company filed an answer to the Second Amended Complaint, denying plaintiffs' allegations with regard to all claims. On October 22, 1996, the Company filed a Motion for Summary Judgment, which was denied on November 26, 1996. Discovery is proceeding. The Company intends to contest the lawsuit vigorously.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     An Annual Meeting of Stockholders was held on December 20, 1996, at which the following matters were voted upon by the holders of the Company's Common and Series C Preferred Stock ("Preferred Stock"), voting together as a class:

     Election of Board of Directors. A board of three directors was elected at the meeting consisting of Messrs. Joseph DeSaye, Ronald W. Martignoni and Fred
E. Portner. Mr. Portner was
nominated at the annual meeting upon the withdrawal, without prior notice, on the day of the meeting, of Ralph V. Esposito, one of the Company's nominees. Messrs. DeSaye, Martignoni and Portner received the following combined vote of the Company's Common and Preferred Stock:

                                                  For             Withhold
                                                  ---             --------
     Joseph DeSaye                             18,041,358           408,909

     Ronald W. Martignoni                      11,462,771         6,987,496

     Fred E. Portner                           18,041,358           408,909

     Subsequent to the Annual Meeting, on February 13, 1997, the Board was expanded to four directors, and James D. Sink, M.D. was appointed to the Board. On February 21, 1997, Joseph DeSaye resigned as a director.

     Ratification of Appointment of KPMG Peat Marwick LLP. The appointment of KPMG Peat Marwick LLP as the Company's independent auditors for 1996 was ratified by the following combined vote of the Company's Common and Preferred
Stock:

                  For                  Against             Abstain
                  ---                  -------             -------

               18,394,352              50,690               5,225

         Amendment of Company's Certificate of Incorporation. An amendment to the Company's Certificate of Incorporation was approved to permit the conversion of the Company's Series C Preferred Stock without any further increase in the authorized shares of Common Stock and any reduction in the number of presently authorized shares of Preferred Stock by the following combined vote of the Company's Common and Preferred Stock:

                  For                  Against             Abstain
                  ---                  -------             -------

               13,476,315              239,822             320,799(1)

----------
(1)  Does not include 4,413,331 broker non-votes.

                                     PART II

ITEM 5.   Market for Common Equity Stock and Related Stockholder
          Matters

     The Company's Common Stock is currently traded in the over-the-counter market on the OTC-Bulletin Board. The following table sets forth the high and low inside bid prices as reported by the OTC-Bulletin Board.

                                  Common Stock
                                     (CECSC)

1995                                                        High            Low
----                                                        ----            ---
First quarter ..................................            1.84            1.25
Second quarter .................................            1.28             .91
Third quarter ..................................            1.22             .13
Fourth quarter .................................             .22             .16

1996
----
First quarter ..................................             .20             .09
Second quarter .................................             .14             .04
Third quarter ..................................             .28             .10
Fourth quarter .................................             .16             .05

     On March 17, 1997, the high and low inside bid prices for the Company's Common Stock were both $0.04, as reported by the OTC-Bulletin Board.

     The quotations set forth above reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

     Holders. As of March 17, 1997, the outstanding shares of the Company's Common Stock were held by approximately 555 holders of record.

     Dividends. The Company has neither declared nor paid any dividends on its Common Stock since its inception, and the Board of Directors does not contemplate the payment of dividends in the foreseeable future, given the lack of earnings to date and the current policy of the Board of Directors which is to retain future earnings, if any, to fund the growth of the Company. Any decision as to the future payment of dividends will depend on the earnings, if any, and financial position of the Company and such other factors as the Board of Directors deems relevant.

ITEM 6.   Management's Discussion and Analysis or Plan of
          Operation

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition, changes in financial condition and results of operations. It also includes a discussion of the Company's liquidity and capital resources at December 31, 1996, and later dated information, where practicable. This discussion should be read together with the Company's Financial Statements and the Notes thereto beginning on page F-1.

Financial Condition, Liquidity and Capital Resources

     The Company is currently operating in a severely distressed financial condition. As of December 31, 1996, the Company had a net working capital deficiency of approximately $2,388,000. The Company is currently funding its business on a day-to-day basis from revenues generated from its nine store operations. Because of the timing of the payment of certain obligations and an increase in the amount of credit extended by its primary supplier of videocassettes, the Company has reported positive cash flow from operations for the year ended December 31, 1996. However, as the revenues from the Company's existing nine stores are insufficient to ensure timely payment of its obligations, the Company continues to be in immediate need of financing to fund its short-term working capital needs.

     As a result of its severely distressed financial condition, the Company elected to issue 3.4 shares of its Series C Preferred Stock to the holders of its 5% unsecured promissory notes, in payment of $34,000 of accrued interest due such noteholders in September, 1996, in accordance with the terms of such notes. In addition, such 5% promissory notes, in the principal amount of $680,000, provide, by their terms, that the sole remedy of the holders thereof upon default is to convert the principal and all accrued interest owing thereon into shares of Series C Preferred Stock (valued at $.25 per share of Common Stock). The notes are not presently in default in the payment of principal or interest. However, the Board of Directors does not presently intend to make any payment on such notes upon their maturity in August 1997, leaving the holders thereof with the sole remedy of converting such notes into Series C Preferred Stock. The notes are not presently convertible.

     The Company is in default under the terms of three 10% promissory notes in the aggregate principal amount of $150,000 plus accrued interest. These notes are held by Carl Shaifer and Max Scheuerer, two members of the Shareholder Committee (See ITEM 3. Legal Proceedings). The aggregate principal amount owing by the Company on said promissory notes was reduced to $150,000 from $180,000 as a result of a $30,000 payment made by the Company during 1995 to Mr. Scheuerer, the holder of two such notes in the then total principal amount of $150,000. This payment was made following the filing of a lawsuit against the Company by Mr. Scheuerer in which a judgment was sought in the principal amount of $150,000 plus accrued interest of $15,548. The lawsuit was withdrawn following said $30,000 payment without prejudice to its being reinstated if the balance owing on said notes was not paid in full prior to March 15, 1996. No further payments were made on such notes and Mr. Scheuerer filed a new lawsuit on September 18, 1996 (See ITEM 3. Legal Proceedings), seeking a judgment in the amount of $146,298, representing principal and interest owing to Mr. Scheuerer by the Company on said notes (plus future interest, costs and any other appropriate damages). Since that time, the Company has made payments to Mr. Scheuerer totaling $6,989. The Company has entered into a settlement agreement with Mr. Scheuerer, providing for $3,000 monthly payments to him with the unpaid balance to be paid at closing of the West Coast Transaction. Notwithstanding the settlement agreement, Mr. Scheuerer is proceeding with the litigation. If the West Coast Transaction is not consummated, the Company would be unable to satisfy the balance owing.

     Additionally, the Company is in default under the terms of a 10% promissory note in the principal amount of $30,000, which note is held by Harold E. Hamburg, a member of the Shareholder Committee. The Company has paid all interest due to date on said note.

     The Company is also delinquent and presently unable to satisfy various other liabilities, including amounts owing to vendors and landlords, as well as substantial professional fees owing in connection with, among other things, its now discontinued acquisition program and with respect to ongoing litigation (See
ITEM 3. Legal Proceedings).

     In connection with its now discontinued acquisition program, the Company incurred substantial professional fees. Of the amount billed, approximately $353,000 remains unpaid to a law firm retained in that connection. Previously, in 1994, JD Store Equipment, Inc. ("JD Equipment") agreed that, in the event its merger with the Company (the "JD Merger") was not consummated, JD Store Equipment would pay to the Company legal fees billed to the Company by the above law firm. That law firm resigned as counsel to the Company shortly after JD Store Equipment notified the Company that it was terminating the JD Merger. Subsequently, the Company has made a demand for payment upon JD Store Equipment for all fees and disbursements in the amount of $793,281 billed to it by the law firm, of which $439,482 has to date been paid by the Company. To avoid the uncertainties associated with litigation and with collecting any judgment that may be obtained, the Company is attempting to reach a settlement with JD Store Equipment, pursuant to which, among other things, JD Store Equipment will assume any obligation of the Company for the above professional fees which have been billed but not paid to such firm, and the Company will release JD Store Equipment from any obligation to pay the $793,281 of legal fees billed to the Company. As part of such settlement, the Company would be released by the law firm. There is no assurance that any such settlement will be concluded.

     On April 9, 1996, a lawsuit was filed against the Company and certain others, including the members of the then Board of Directors, in the Superior Court of California, by certain individuals who allegedly purchased or purchased and sold securities of the Company, entitled Gary N. Gibbs et al. v. Choices Entertainment Corporation et al., in which plaintiffs seek monetary damages against the Company and other defendants in the amount of $303,470, plus attorney's fees, costs of suit and such other relief as the Court deems just. (See ITEM 3. Legal Proceedings). The Company intends to contest the lawsuit vigorously. However, if the Company is unsuccessful in defending the lawsuit, the Company would not be able to satisfy an award of damages in the amount claimed. Furthermore, even if the Company is successful in defending this lawsuit, the cost alone in professional fees will be substantial.

     If the West Coast Transaction is successfully consummated, as to which no assurance can be given, the Company intends to use a substantial portion of the proceeds to reduce a portion of its debt, including all amounts owing on the 10% promissory notes discussed above, held by Messrs. Shaifer, Scheuerer and Hamburg, but exclusive of $680,000 (plus accrued interest) owing on its 5% promissory notes (discussed above) and exclusive of $353,000 of professional fees billed in connection with its now discontinued acquisition program (also discussed above). Thereafter, assuming that sufficient cash proceeds remain, as to which no assurance can be given, the Company's Board of Directors will consider various alternatives including (without limitation) seeking and considering other business opportunities that may be presented to the Company or making a partial distribution of the net cash proceeds to the Company's stockholders. However, as noted above, following a closing of the West Coast Transaction, certain liabilities will remain which, if paid, and, in addition, certain claims against the Company will exist which, if successfully asserted, could result in there being no cash proceeds with which to seek further business opportunities or to make any cash distribution to stockholders. Furthermore, available proceeds following a closing will also be reduced by related transaction expenses and taxes, and by certain continuing costs, as well as by the $243,000 required to be escrowed pursuant to the terms of the Purchase Agreement with West Coast. See ITEM 1. Description of Business, The West Coast Transaction.

     Absent consummation of the West Coast Transaction, the Company's future viability is doubtful, given its inability to secure needed capital, to extend further the due dates of liabilities, or to otherwise conclude or settle existing liabilities and claims on a satisfactory basis, and, possibly, to conclude successfully existing litigation. Furthermore, in such event, the Company would be required to repay all amounts loaned to it by West Coast, which loans are secured by the assets of the Company's Newtown Store, the Company's most profitable and valuable store. See ITEM 1. Description of Business, The West Coast Transaction. In the event the Company is not successful in consummating the West Coast Transaction, as to which no assurance can be given, the Company's Board of Directors believes, due to the Company's severely distressed financial condition and the expectation that its financial condition will continue to deteriorate, that the Company will be ultimately forced to seek protection under the bankruptcy laws. Because the decision to file for bankruptcy is likely to be based upon the actions of third parties, primarily the landlords for the Company's stores and certain major creditors of the Company, it is not possible to predict at what point the Company would be forced to do so. In the event the Company is forced to file for bankruptcy, the Company's ability to conduct its business would likely be severely hampered and it is unlikely that the stockholders would receive any value.

                           ---------------------------

     This Annual Report on Form 10-KSB contains forward looking statements with respect to, among other things, plans, future events or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results or future events to differ materially from those expressed in any forward looking statement, including but not limited to the inability to consummate the West Coast Transaction, the risk of adverse litigation, the effect of competition, the inability to make timely payment to vendors, landlords and other creditors, the risk of being unable to finance videocassette inventory acquisitions due to the Company's severely distressed financial condition, and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. Where any forward looking statement includes a statement of the assumptions or bases underlying such forward looking statement, the Company cautions that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward looking statement, the Company expresses an expectation or belief as to plans or future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect" and "anticipate" and similar expressions identify forward looking statements.

Capital Expenditures

     The Company's capital expenditures were approximately $1,617,000 during the year ended December 31, 1996, compared to $1,455,000 during 1995. This increase was primarily due to an increase in videocassette rental film purchases of approximately $223,000, which more than offset a decrease in purchases of fixtures for use in the Company's video stores of approximately $61,000. During 1996, the Company closed two stores, opened one new store and expanded one of its existing stores.

Material Changes in Financial Condition

     The following material changes in financial condition reflect changes occurring during the two-year period from December 31, 1994, through December 31, 1996.

As of December 31, 1996 and 1995:

Assets:

     Current assets increased by approximately $69,000 between December 31, 1995 and December 31, 1996, due primarily to the increase in merchandise inventories of $43,000, to the reclassification of approximately $30,000 of other deferred costs from long-term to current assets, and to the decrease in cash used to fund operations of the Company's stores. The increase in merchandise inventories is primarily related to the addition of music products in one of the Company's stores during October 1996.

     In the event that the West Coast Transaction is not consummated and a change to a liquidation basis of accounting becomes appropriate, the most likely effect on the recorded value of the Company's assets would be to reduce materially the valuation of the videocassette rental inventory to an amount that approximates liquidation value. In addition, the Company would not be able to recover from future cash flows the recorded value of goodwill listed under the caption "Intangible Assets," and would, therefore, write off this amount of approximately $173,000. The Company would also be likely to incur certain other costs, including, without limitation, appraisal and related costs.

     Equipment and videocassette rental inventory decreased by approximately $151,000, due primarily to the excess of depreciation over purchases of fixed assets in the normal course of business.

     The decrease in intangible assets of approximately $17,000 was due to the amortization of goodwill. The decrease in other deferred costs of approximately $70,000 was due primarily to the expensing of those costs that were associated with the Company's expansion plans implemented during 1994 and to the reclassification of deferred costs to a current asset as noted above.

Liabilities:

     Current liabilities increased by approximately $1,151,000 between December 31, 1995 and December 31, 1996. Accounts payable increased approximately $277,000 primarily as a result of obtaining a higher credit line with the Company's major videocassette supplier and to the delaying of payment of certain obligations. Notes payable increased by approximately $819,000 due to both the reclassification of $680,000 of notes payable to current liabilities at December 31, 1996, such notes becoming due September 11, 1997, and to a $150,000 note payable to West Coast Entertainment Corporation in connection with the West Coast Transaction (See ITEM 1. Description of Business, The West Coast Transaction). Accrued merger and acquisition costs decreased approximately $139,000 primarily due to the write-off of certain costs relating to the Company's previously reported discontinued acquisition program. Accrued professional fees increased approximately $82,000 due primarily to the costs associated with certain litigation (See ITEM 3. Legal Proceedings) and to the timing of payments of these obligations. Accrued expenses increased approximately $92,000 due primarily to costs associated with a consulting agreement with an ex-officer of the Company and to timing differences with respect to payment of these obligations.

     Notes payable due after one year decreased $680,000 primarily due to the reclassification of these notes to current liabilities at December 31, 1996. The notes are due September 11, 1997.

Stockholders' Deficit:

     Between December 31, 1995 and December 31, 1996, the net increase in stockholders' deficit of approximately $633,000 is due primarily to the net effect of the loss of approximately $667,000 and to the issuance of 3.4 shares of the Company's Series C Preferred Stock to the holders of its 5% unsecured promissory notes, in payment of $34,000 of accrued interest due such noteholders in August 1996, in accordance with the terms of such notes. (See Note 7 to the Financial Statements).

As of December 31, 1995 and 1994:

Assets:

     Current assets decreased by approximately $316,000 between December 31, 1994 and December 31, 1995, due primarily to both the decrease in merchandise inventories of $287,000 and to the decrease in cash used to fund operations of the Company's stores. The decrease in merchandise inventories resulted from the sale and return of music inventories following the discontinuance of the sale of music product in the Company's stores.

     Equipment and videocassette rental inventory decreased by approximately $223,000, due primarily to the excess of depreciation over purchases of fixed assets in the normal course of business.

     The decrease in intangible assets of approximately $17,000 was due to the amortization of goodwill. The decrease in other deferred costs of approximately $169,000 was due primarily to the expensing of those costs which were associated with the Company's acquisition program implemented during 1994, which program has been discontinued.

Liabilities:

     Current liabilities decreased by approximately $814,000 between December 31, 1994 and December 31, 1995. Accounts payable decreased approximately $357,000 primarily as a result of the discounted cash settlement of approximately $235,000 of debt and to the payment of accounts payable in the normal course of business. Notes payable decreased by approximately $295,000 due to the conversion of approximately $148,000 of notes payable to equity and to repayment of notes payable. Accrued merger and acquisition costs increased approximately $469,000 primarily due to the Company's discontinued acquisition program. Accrued professional fees decreased approximately $583,000 due primarily to the conversion of approximately $283,000 of debt to equity and to the payment of these obligations in the normal course of business. Accrued expenses increased approximately $48,000 due primarily to timing differences with respect to payment of these obligations. The accrual for lease cancellation and litigation reserves decreased approximately $90,000 due primarily to both payment of these costs and to the utilization of reserves established for the closing of two of the companies stores.

     Notes payable due after one year increased $680,000 primarily due to issuance of promissory notes payable in conjunction with the private issuance of preferred stock. Other accrued expenses decreased approximately $139,000 primarily due to expending the costs associated with the issuance of common stock to a consulting firm. Other liabilities decreased $200,000 due primarily to the recognition of a non-refundable deposit received in conjunction with the Company's previously discontinued acquisition program.

Stockholders' Deficit:

     Between December 31, 1994 and December 31, 1995, there was a net increase in stockholders' deficit of approximately $252,000, which was due primarily to the net effect of the loss of approximately $2,139,000, to the issuance of approximately 2,449,461 shares of the Company's Common Stock from the exercise of stock options, warrants and the conversion of debt, the issuance of 34 shares of Preferred Stock in connection with a private offering of Preferred Stock, and to the issuance of approximately 900,000 shares of the Company's Common Stock in connection with a private offering of Common Stock.

Material Changes in Results of Operations

     The following material changes in results of operations occurred during the three-year period from January 1, 1994 through December 31, 1996.

Years Ended December 31, 1996 and 1995:

     Revenues increased approximately $412,000 during 1996 when compared to 1995 primarily due to the increase in movie rentals of approximately $233,000 and the increase in merchandise sales of approximately $179,000. The increase in movie rental revenue is primarily related to higher availability of rental product, due to increased purchases of videocassette rental films and the utilization of a pay per transaction arrangement with a supplier of videocassettes, and to more favorable rental-weather conditions during 1996. The increase in merchandise sales is primarily related to increased purchases of merchandise movies for sale, increased sales of previously viewed movies and other items. Also included in merchandise sales for the 1996 period is approximately $38,000 of customer membership revenue. Additionally, approximately $20,000 of the increase in merchandise sales related to the re-introduction of music into the product line in one of its stores during October of 1996.

     Costs of goods sold increased approximately $72,000, but decreased approximately 9% as a percentage of merchandise sales during 1996 as compared to 1995. The percentage decrease is primarily related to higher margins on rental films sold during 1996 compared to 1995 and to approximately $38,000 of customer membership revenue which had no corresponding cost of sales.

     Cost of movie rentals increased approximately $143,000 during 1996 when compared to 1995, primarily due to the increased usage of a pay per transaction arrangement with a supplier of videocassette rental films. The Company had previously used the same arrangement with the same supplier in 1994, but discontinued this practice in 1995 under the direction of the Company's then new management team. The Company reinstituted this practice in 1996 to provide more rental product to its stores than it could have provided had the same rental product been purchased. This practice also creates a higher rental expense since the Company shares a higher percentage of the related revenue stream with the pay per transaction supplier through rental expense than it would through depreciation expense and loss on disposal related to purchased product. The Company intends to rent selected pay per transaction titles where it believes it can be used to help satisfy customer demands and improve competitiveness.

     Store payroll expenses decreased approximately $71,000, or 7%, primarily as a result of continuing efforts to reduce operating costs and to the net effect of closing two and opening one new store during 1996. Rents and other store operating expenses remained relatively constant when compared to 1995.

     Selling and administrative expenses decreased approximately $255,000, or 31% during 1996, primarily due to the Company's continuing efforts to reduce overhead costs.

     Professional and consulting fee expenses increased approximately $107,000 during 1996 primarily due to costs associated with certain litigation.

     Merger and acquisition expenses decreased approximately $1,630,000 during 1996 due primarily to the termination of the Company's previously reported acquisition program in September 1995.

     Loss on disposal of videocassette rental inventory increased approximately $64,000, or approximately 1% of revenue during 1996 primarily due to the increase in the number of videocassette rental films sold at less than carrying value during 1996 to provide additional cash flow for operations.

     Depreciation and amortization expense increased approximately $69,000 but remained relatively constant as a percentage of movie rental revenue during 1996.

     Interest expense increased approximately $27,000 during 1996 primarily due to the length of time these notes payable were outstanding at December 31, 1996.

     As a result of the foregoing, the Company incurred a net loss of approximately $667,000 during the year ended December 31, 1996.

Years Ended December 31, 1995 and 1994:

     During 1995 the Company incurred a net loss of approximately $2,139,000 primarily due to merger and acquisition expenses associated with contemplated mergers of the Company with other organizations, selling and administrative expenses and operating expenses associated with operating the Company's retail stores.

     Revenues decreased by approximately $1,132,000 during 1995 when compared to 1994 primarily due to the decrease in merchandise sales of approximately $861,000 as a result of the elimination of the sale of music products in the Company's stores. The remaining decrease was primarily due to the closing of one of the Company's stores in March 1994, weather factors, increased industry competition and fewer highly-rented titles released during 1995 when compared to 1994.

     Costs of goods sold decreased approximately $771,000, but increased approximately 4% as a percentage of merchandise sales during 1995 primarily due to the sale of previously viewed rental films at less than carrying value to provide additional cash flow for operations. Cost of movie rentals decreased approximately $106,000, or 93%, during 1995 primarily due to the elimination of a pay per transaction arrangement with a supplier of videocassette rental films.

     Store payroll expenses decreased approximately $75,000 or 7%, primarily as a result of closing one store in March of 1994 and to continuing efforts to reduce operating costs. Rents and other store operating expenses remained relatively constant when compared to 1994.

     Selling and administrative expenses increased approximately $84,000 or 11% during 1995, primarily due to the write-off of certain obligations in conjunction with discounted cash settlements during 1994.

     Professional fee and consulting expenses decreased approximately $128,000 or 36% during 1995, primarily due to adjustments to accruals.

     Merger and acquisition expenses increased approximately $1,535,000 during 1995, primarily due to professional, consulting, and employee expenses directly related to the Company's discontinued acquisition program.

     Loss on disposal of videocassette rental inventory increased approximately $34,000 during 1995, primarily due to re-merchandising the Company's stores and to the sale of rental inventory at less than carrying value to provide additional cash flow for operations.

     Videocassette and inventory reserves decreased approximately $158,000 during 1995, due to the elimination of reserves taken in 1994. These reserves were established for music inventories that were to be sold off, based on a decision to discontinue the sale of music product in the Company's stores.

     Store opening, closing and lease termination provisions increased approximately $7,000 or 25% during 1995 when compared to 1994, primarily due to the opening of one and the closing of two stores during 1995.

     Depreciation and amortization expenses decreased approximately $173,000 or 14% during 1995, primarily due to most of the stores' assets only requiring one-half year of depreciation during 1995, as those assets reached full depreciation during 1995.

     Net interest expense decreased approximately $12,000 or 33% during 1995, primarily due to interest income in connection with funds held in escrow from a private offering of Preferred Stock.

ITEM 7.   Financial Statements

     The Company's Financial Statements and Notes thereto are filed together with this report commencing at Page F-1.

ITEM 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     None.

                                    PART III

     ITEMS 9, 10, 11 and 12 are incorporated in this report by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the close of the Company's fiscal year.

ITEM 13.  Exhibits, List and Reports on Form 8-K

     (a) Exhibits: The exhibits listed in the Index to Exhibits appearing on Page E-1.

     (b)  Reports on Form 8-K:

          During the quarter ended December 31, 1996, the Company filed two reports on Form 8-K, dated October 4, 1996, and December 17, 1996, both with respect to Item 5. thereof.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHOICES ENTERTAINMENT CORPORATION


                                   By:  /s/ Ronald W. Martignoni
                                        ----------------------------------------
                                        Ronald W. Martignoni
                                        Chief Executive Officer
                                        March 21, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Ronald W. Martignoni                                      March 21, 1997
----------------------------------
Ronald W. Martignoni
Chairman of the Board of Directors,
Chief Executive Officer and President


/s/ Fred E. Portner                                           March 21, 1997
----------------------------------
Fred E. Portner
Director



----------------------------------
James D. Sink
Director


/s/ Lorraine E. Cannon                                        March 21, 1997
----------------------------------
Lorraine E. Cannon
Chief Financial Officer
(Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
  No.    Description of Exhibit
-------  ----------------------
 3(a)    Certificate of Incorporation, as amended (1)

  (b)    Certificate of Designations of Series C Preferred
           Stock, as amended (10)

  (c)    By-Laws, as amended (2)

 4(a)    Form of certificate evidencing shares of
           Common Stock (3)

  (b)    Form of 5% Promissory Note (4)

10(a)    Stock Option and Appreciation Rights
           Plan of 1987(3)

  (b)    Form of Long-Term Management Incentive
           Stock Option Agreement (5)

  (c)    Form of 1991 Management Option Agreement (5)

  (d) Severance Benefits Agreement, as amended, between Registrant and Ronald W. Martignoni (6)

  (e) Severance Benefits Agreement, as amended, between Registrant and Lorraine E. Cannon (6)

  (f)    Form of 1994 Management Option Agreement (6)

  (g)    Finder's Fee Agreement dated December 19, 1994, between
           Registrant, JD Store Equipment, Inc. and John E.
           Maioriello (7)

  (h) Non-Employee Director Stock Option Agreement between Registrant and Fred E. Portner (8)

  (i) Asset Purchase Agreement, dated December 16, 1996, as amended, between West Coast Entertainment Corporation and Registrant (9)

  (j) Form of Escrow Agreement under Asset Purchase Agreement, dated December 16, 1996, as amended, between West Coast Entertainment Corporation and Registrant (9)

  (k) Secured Promissory Note of Registrant, dated December 16, 1996, in principal amount of $150,000, payable to West Coast Entertainment Corporation (9)

  (l) Security Agreement, dated December 16, 1996, between West Coast Entertainment Corporation and Registrant (9)

11       Computation of loss per share (10)

21       List of Subsidiaries (10)

23       Consent of KPMG Peat Marwick LLP (10)

27       Financial Data Schedule (10)

----------
(1) Filed as an Exhibit to Registrant's Registration Statement on Form S-8 (File No. 33-87016) and incorporated herein by reference.

(2) Filed as an Exhibit to Registrant's 1992 Annual Report on Form 10-K and incorporated herein by reference.

(3) Filed as an Exhibit to Registrant's Registration Statement on Form S-1, inclusive of Post-Effective Amendment No. 1 thereto (File No.: 33-198983) and incorporated herein by reference.

(4) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB, for the quarter ended September 30, 1995, and incorporated herein by reference.

(5) Filed as an Exhibit to Registrant's Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No.: 33-32396) and incorporated herein by reference.

(6) Filed as an Exhibit to Registrant's 1993 Annual Report on Form 10-K and incorporated herein by reference.

(7) Filed as an Exhibit to Registrant's 1994 Annual Report on Form 10-K and incorporated herein by reference.

(8) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB, for the quarter ended March 31, 1996, and incorporated herein by reference.

(9) Filed as an Exhibit to Registrant's definitive Proxy Statement, dated February 11, 1997, with regard to a special meeting of stockholders held on March 12, 1997, and incorporated herein by reference.

(10) Filed herewith.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                                  ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1996


                        CHOICES ENTERTAINMENT CORPORATION



                              FINANCIAL STATEMENTS

                        CHOICES ENTERTAINMENT CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Independent auditors' report......................................       F-3

Balance sheets as of December 31, 1996 and 1995...................       F-4

Statements of loss for the years ended December 31,
1996, 1995 and 1994...............................................       F-5

Statements of stockholders' deficit for the years ended
December 31, 1996, 1995 and 1994..................................       F-6

Statements of cash flows for the years ended December 31,
1996, 1995 and 1994...............................................    F-7 - F-8

Notes to financial statements.....................................    F-9 - F-20

                          Independent Auditors' Report


The Board of Directors and Stockholders
Choices Entertainment Corporation:

We have audited the financial statements of Choices Entertainment Corporation as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Choices Entertainment Corporation as of December 31, 1996 and 1995, and the results of operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Choices Entertainment Corporation will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, is in default on certain obligations and has a net working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                   /S/ KPMG PEAT MARWICK LLP

Philadelphia, Pennsylvania
March 7, 1997, except for the second and third paragraphs of note 14, as to which the dates are March 19, 1997, and March 12, 1997, respectively.

                        CHOICES ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS

                                                                                 December 31,
                                                                                 ------------
                                                                           1996               1995
                                                                       ------------       ------------
ASSETS
Current assets:
  Cash                                                                 $     66,739       $     86,391
  Accounts receivable                                                        12,790             11,098
  Merchandise inventories                                                   181,280            138,149
  Other deferred costs (Note 6)                                              30,453
  Prepaid expenses                                                           41,683             28,236
                                                                       ------------       ------------
      Total current assets                                                  332,945            263,874
Videocassette rental inventory (Note 4)                                     704,616            778,728
Equipment, net (Note 4)                                                     110,403            186,990
Intangible assets, net of amortization of $113,665 in
          1996 and $96,826 in 1995                                          172,603            189,443
Other deferred costs (Note 6)                                                                   69,621
Other assets                                                                 74,203             68,254
                                                                       ------------       ------------
                                                                       $  1,394,770       $  1,556,910
                                                                       ============       ============
LIABILITIES AND STOCKHOLDERS' DEFICIT Current liabilities:
  Notes payable                                                        $  1,004,000       $    184,691
  Accounts payable                                                          699,838            422,582
  Accrued merger and acquisition expenses                                   425,299            563,901
  Accrued professional fees                                                 268,199            186,243
  Deferred revenue                                                           27,797
  Accrual for lease cancellation and litigation reserves                      1,250             13,750
  Accrued salaries                                                           55,734             52,603
  Accrued expenses                                                          239,200            147,007
                                                                       ------------       ------------
      Total current liabilities                                           2,721,317          1,570,077
Notes payable (Notes 5 and 7)                                                                  680,000
                                                                       ------------       ------------
      Total liabilities                                                   2,721,317          2,250,777
                                                                       ------------       ------------

Commitments and Contingencies (Notes 3 and 13)
Stockholders' deficit (Notes 7,8,9,10 and 11)
   Preferred stock, par value $ .01 per share:
      authorized 5,000 shares; 37.4 shares issued and outstanding in 1996 and 34 shares issued and outstanding in 1995
  Common stock, par value $ .01 per share: authorized
      50,000,000 shares; issued and outstanding 22,004,395
       shares in 1996 and 1995                                              220,044            220,044
  Additional paid-in capital                                             20,519,203         20,485,203
  Accumulated deficit                                                   (22,065,794)       (21,399,114)
                                                                       ------------       ------------
Total stockholders' deficit                                              (1,326,547)          (693,867)
                                                                       ------------       ------------
                                                                       $  1,394,770       $  1,556,910
                                                                       ============       ============


See accompanying notes to financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                               STATEMENTS OF LOSS

                                                            Year ended December 31,
                                                            -----------------------
                                                   1996              1995              1994
                                                -----------       -----------       -----------
Revenues:
  Movie rentals                                 $ 4,115,891       $ 3,882,969       $ 4,154,693
  Merchandise sales                               1,056,613           877,715         1,738,181
                                                -----------       -----------       -----------
                                                  5,172,504         4,760,684         5,892,874
                                                -----------       -----------       -----------
Operating costs and expenses:
  Costs of goods sold                               936,400           864,226         1,634,983
  Cost of movie rentals                             151,726             8,476           114,265
  Store payroll                                     984,084         1,054,643         1,129,516
  Store rents                                       941,468           944,260           925,903
  Other store operating expenses                    453,733           452,235           451,520
  Selling and administrative expenses               564,120           819,169           734,954
  Merger and acquisition expenses                                   1,630,192            95,319
  Professional and consulting expenses              332,322           225,694           353,361
  Loss on disposal of videocassette
    rental inventory                                229,446           165,877           131,908
  Store opening, closing, lease
     termination and litigation provisions           51,615            33,060            26,424
  Depreciation and amortization                   1,142,440         1,073,116         1,246,237
                                                -----------       -----------       -----------
                                                  5,787,354         7,270,948         6,844,390
                                                -----------       -----------       -----------
Other income (expenses):
  Gain on settlement of debt                                          395,640
  Interest expense, net                             (51,830)          (24,703)          (36,623)
                                                -----------       -----------       -----------
                                                    (51,830)          370,937           (36,623)
                                                -----------       -----------       -----------

Net loss                                        $  (666,680)      $(2,139,327)      $  (988,139)
                                                ===========       ===========       ===========

Net loss per share of common stock
  (Note 11)                                     $      (.03)      $      (.10)      $      (.05)
                                                ===========       ===========       ===========


See accompanying notes to financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
              For the Years Ended December 31, 1996, 1995 and 1994

                                 Preferred               Common Stock             Additional
                                   Stock         -----------------------------      Paid-in        Accumulated
                                   Shares           Shares           Amount         Capital          Deficit           Total
                                ------------     ------------     ------------    ------------     ------------     ------------
Balance at December 31, 1993                       18,478,934     $    184,789    $ 18,420,976     $(18,271,648)    $    334,117

Issuance of common stock to
satisfy debt obligations                              166,000            1,660          63,687                            65,347

Issuance of common stock for
 cash from employee exercise
  of stock options                                     10,000              100           2,200                             2,300

Reversal of costs associated
with previous warrant                                                                  144,578                           144,578
exercises

Net loss for the year ended
December 31, 1994                                                                                      (988,139)        (988,139)
                                                 ------------     ------------    ------------     ------------     ------------

Balance at December 31, 1994                       18,654,934          186,549      18,631,441      (19,259,787)        (441,797)

Issuance of common stock for
cash from exercise of stock
options and warrants                                2,186,000           21,860         883,895                           905,755

Issuance of common stock for
cash to two private foreign
investors, net of related                             900,000            9,000         387,000                           396,000
costs

Issuance of common stock to
satisfy debt obligations                              113,461            1,135          146,417                          147,552

Issuance of common stock in
conjunction with consulting
services                                              150,000            1,500          137,250                          138,750

Issuance of preferred stock to
private investors, net of
related costs (Note7)                     34                                            299,200                          299,200

Net loss for the year ended
December 31, 1995                                                                                    (2,139,327)      (2,139,327)
                                ------------     ------------     ------------    ------------     ------------     ------------

Balance at December 31, 1995              34       22,004,395          220,044      20,485,203      (21,399,114)        (693,867)

Issuance of preferred stock
in
lieu of cash to investors                3.4                                            34,000                            34,000
(Note 7)

Net loss for the year ended
December 31, 1996                                                                                      (666,680)        (666,680)
                                ------------     ------------     ------------    ------------     ------------     ------------

Balance at December 31, 1996            37.4       22,004,395     $    220,044    $ 20,519,203     $(22,065,794)    $ (1,326,547)
                                ============     ============     ============    ============     ============     ============


See accompanying notes to financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                       Year ended December 31,
                                                             1996              1995              1994
                                                          -----------       -----------       -----------
Cash flows from operating activities:
Net loss                                                  $  (666,680)      $(2,139,327)      $  (988,139)
                                                          -----------       -----------       -----------
Adjustments to reconcile not loss to net cash
  used in operating activities:
    Depreciation and amortization                           1,086,433         1,073,116         1,246,237
    Gain on settlement of debt                                                 (395,640)
    Loss on disposal of videocassette rental
      inventory                                               238,874           165,877           131,908
    Videocassette and inventory reserves                       22,686            45,169           203,378
    Cost of rental film sales                                 410,399           335,230           243,961
    Amortize goodwill and deferred costs                       56,007           (49,271)
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable                 (1,692)           (9,659)           14,786
    (Increase) decrease in merchandise inventories            (43,131)          287,208            73,112
    (Increase) decrease in prepaid expenses                   (13,447)           (4,124)            9,708
    (Increase) decrease in other assets                        (5,949)              (27)           23,286
    Increase in accounts payable                              277,256            25,999            11,544
    Increase (decrease) in accrued merger and
      acquisition expenses                                   (138,602)          468,582
    Increase in deferred revenue                               27,797
    Increase (decrease) in accrued professional fees           81,956          (582,866)          265,399
    Increase (decrease) in accrued salaries                     3,131            (6,067)          (25,338)
    Increase (decrease) in other accrued expenses             126,194            60,696           (11,984)
    Decrease in accrual for lease cancellation and
      other litigation reserves                               (12,500)          (13,750)         (253,770)
                                                          -----------       -----------       -----------
Total adjustments                                           2,115,412         1,400,473         1,932,227
                                                          -----------       -----------       -----------
Net cash provided by (used in) operating activities         1,448,732          (738,854)          944,088
                                                          -----------       -----------       -----------

Cash flows from investing activities:
  (Increase) decrease in deferred acquisition costs                             100,000          (100,000)
  Purchases of videocassette rental inventory, net         (1,573,140)       (1,349,871)       (1,240,594)
  Purchases of equipment, net                                 (43,982)         (105,457)
  Proceeds from sale of fixed assets                            9,429
                                                          -----------       -----------       -----------
Net cash used in investing activities                      (1,607,693)       (1,355,328)       (1,340,594)
                                                          -----------       -----------       -----------

Cash flows from financing activities:
  Proceeds from notes payable                                 150,000           710,000           180,000
  Proceeds from private offering of common stock                                396,000
  Proceeds from issuance of preferred stock net                                 217,600
  Proceeds from other liabilities                                                                 200,000
  Repayment of notes payable                                  (10,691)         (178,171)          (41,530)
  Proceeds from issuance of common stock, net                                   905,755             2,300
                                                          -----------       -----------       -----------
Net cash provided by financing activities                     139,309         2,051,184           340,770
                                                          -----------       -----------       -----------

Net decrease in cash                                          (19,652)          (42,998)          (55,736)
Cash at beginning of year                                      86,391           129,389           185,125
                                                          -----------       -----------       -----------
Cash at end of year                                       $    66,739       $    86,391       $   129,389
                                                          ===========       ===========       ===========

Supplementary disclosure of cash flow information
  Cash paid during the year for interest                  $    14,556       $     1,316       $       -0-
                                                          ===========       ===========       ===========

     During 1996, the Company issued 3.4 shares of Series C Preferred stock to the holders of its 5% unsecured promissory notes, in payment of $34,000 of accrued interest due such noteholders in August 1996, in accordance with the terms of such notes.

     During 1995, the Company converted approximately $148,000 of notes payable into 113,461 shares of the Company's common stock. Additionally, during 1995 the Company negotiated discounted cash settlements to certain vendors which eliminated approximately $859,000 of accounts payable for cash of $463,000 and resulted in a net gain to the Company of approximately $396,000.

     During 1994, the Company converted approximately $180,000 of accounts payable into a note payable and approximately $65,000 of accounts payable in 166,000 shares of the Company's common stock. Additionally approximately $144,000 of previously accrued warrant exercise costs were reversed.

                        CHOICES ENTERTAINMENT CORPORATION
                          Notes to Financial Statements

(1)  Incorporation and Other Matters

     The Company was incorporated under the laws of the State of Maryland on July 11, 1985, as "PPV Enterprises, Inc." On August 18, 1987, the Company changed its name to "DataVend, Inc." and reincorporated under the laws of the State of Delaware.

     On March 14, 1990, the Company changed its name to Choices Entertainment Corporation.

(2)  Summary of Significant Accounting Policies

     Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Merchandise Inventories: Merchandise inventories are stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in first-out method.

     Videocassette Rental Inventory: Videocassettes are recorded at cost and amortized over their estimated economic life to a $4 residual value. Videocassettes are amortized over two years on an accelerated basis.

     Equipment: Equipment is stated at cost. Depreciation of equipment is provided under the straight-line method over the estimated useful lives of the respective assets.

     Intangible Assets: Intangible assets, consisting solely of goodwill, have a net book value of approximately $172,600. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, approximately 17 years. The Company assesses the recoverability of this asset by determining whether the goodwill can be recovered through undiscounted future operating cash flows.

     Income Taxes: Effective January 1, 1993, the Company adopted Statement 109. The change in the method of accounting for income taxes had no effect on the 1994, 1995 and 1996 Financial Statements.

     Revenue Recognition: The Company recognizes revenue when products are rented or sold with the exception of certain promotional membership fees, which are amortized over 12 months.

     Recently Issued Accounting Pronouncements: The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

     The Company has adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation on January 1, 1996. SFAS 123 defines a fair value based method of accounting for stock based compensation plans, however it allows the continued use of the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to use the intrinsic value method with pro forma disclosures of net income as if the fair value method had been applied. Pro forma compensation costs ( and related pro forma net loss) for the Company's stock based compensation plan determined in accordance with SFAS 123 have not been separately presented since such amounts are not materially different from the basic financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

     Reclassification: Reclassification of the 1994 Financial Statements has been made to conform with the presentation of the 1995 Financial Statements.

(3)  Liquidity

     The financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in each year of its existence, aggregating $22,065,794 from inception through December 31, 1996, including a net loss of $666,680 for the year ended December 31, 1996.

     The Company is currently operating in a severely distressed financial condition. As of December 31, 1996, the Company had a net working capital deficiency of approximately $2,388,000. The Company is currently funding its business on a day-to-day basis from revenues generated from its nine store operations. Because of the timing of the payment of certain obligations and an increase in the amount of credit extended by its primary supplier of videocassettes, the Company has reported positive cash flow from operations for the year ended December 31, 1996. However, as the revenues from the Company's existing nine stores are insufficient to insure timely payment of its obligations, the Company continues to be in immediate need of financing to fund its short-term working capital needs.

     As a result of its severely distressed financial condition, the Company elected to issue 3.4 shares of its Series C Preferred Stock to the holders of its 5% unsecured promissory notes, in payment of $34,000 of accrued interest due such noteholders in August 1996, in accordance with the terms of such notes. In addition, such 5% promissory notes, in the principal amount of $680,000, provide, by their terms, that the sole remedy of the holders thereof upon default is to convert the principal and all accrued interest owing thereon, into shares of Series C Preferred Stock (valued at $.25 per share of Common Stock). The notes are not presently in default in the payment of principal or interest. However, the Board of Directors does not presently intend to make any payment on such notes upon their maturity in September 1997, leaving the holders thereof with the sole remedy of converting such notes into Series C Preferred Stock. The notes are not presently convertible.

     The Company is in default under the terms of three 10% promissory notes in the aggregate principal amount of $150,000 plus accrued interest. These notes are held by Carl Shaifer and Max Scheuerer, two members of the Shareholder Committee. The aggregate principal amount owing by the Company on said promissory notes was reduced to $150,000 from $180,000 as a result of a $30,000 payment made by the Company during 1995, to Mr. Scheuerer, the holder of two such notes in the then total principal amount of $150,000. This payment was made following the filing of a lawsuit against the Company by Mr. Scheuerer in which a judgment was sought in the principal amount of $150,000 plus accrued interest of $15,548. The lawsuit was withdrawn following said $30,000 payment without prejudice to its being reinstated if the balance owing on said notes was not paid in full prior to March 15, 1996. No further payments were made on such notes and Mr. Scheuerer filed a new lawsuit on September 18, seeking a judgment in the amount of $146,298, representing principal and interest owing to Mr. Scheuerer by the Company on said notes (plus future interest, costs and any other appropriate damages). Since that time, the Company has made payments to Mr. Scheuerer totaling $6,989. The Company has entered into a settlement agreement with Mr. Scheuerer, providing for $3,000 monthly payments to him with the unpaid balance to be paid at closing of the West Coast Transaction. Notwithstanding the settlement agreement, Mr. Scheuerer is proceeding with the litigation. If the West Coast Transaction is not consummated, the Company would be unable to satisfy the balance owing.

     Additionally, the Company is in default under the terms of a 10% promissory note in the principal amount of $30,000, which note is held by Harold E. Hamburg, a member of the Shareholder Committee. The Company has paid all interest due to date on said note.

                        CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

(3)  Liquidity (Continued)

     The Company is also delinquent and presently unable to satisfy various other liabilities, including amounts owing to vendors and landlords, as well as substantial professional fees owing in connection with, among other things, its now discontinued acquisition program and with respect to ongoing litigation.

     In connection with its now discontinued acquisition program, the Company incurred substantial professional fees. Of the amount billed, $353,799 remains unpaid to law firm retained in that connection. Previously, in 1994, JD Store Equipment, Inc. ("JD Store Equipment") agreed that, in the event its merger with the Company (the "JD Merger") was not consummated, JD Store Equipment would pay to the Company legal fees billed to the Company by the above law firm. That law firm resigned as counsel to the Company shortly after JD Store Equipment notified the Company that it was terminating the JD Merger. Subsequently, the Company has made a demand for payment upon JD Store Equipment for all fees and disbursements in the amount of $793,281 billed to it by the law firm, of which $439,482 has to date been paid by the Company. To avoid the uncertainties associated with litigation and with collecting any judgment that may be obtained, the Company is attempting to reach a settlement with JD Store Equipment, pursuant to which, among other things, JD Store Equipment will assume any obligation of the Company for the above professional fees which have been billed but not paid to such firm, and the Company will release JD Store Equipment from any obligation to pay the $793,281 of legal fees billed to the Company. As part of such settlement, the Company would be released by the law firm. There is no assurance that any such settlement will be concluded.

     On April 9, 1996, a lawsuit was filed against the Company and certain others, including the members of the then Board of Directors, in the Superior Court of California, by certain individuals who allegedly purchased or purchased and sold securities of the Company, entitled Gary N. Gibbs et al. v. Choices Entertainment Corporation et al.,. in which plaintiffs seek monetary damages against the Company and other defendants in the amount of $303,470, plus attorney's fees, costs of suit and such other relief as the Court deems just. Discovery is proceeding and the Company intends to contest the lawsuit vigorously. However, if the Company is unsuccessful in defending the lawsuit, the Company would not be able to satisfy an award of damages in the amount claimed. Furthermore, even if the Company is successful in defending this lawsuit, the cost alone in professional fees will be substantial.

     The Company has entered into an Asset Purchase Agreement (the "Agreement") with West Coast Entertainment Corporation, a Delaware corporation ("West Coast"), dated December 16, 1996, as amended, providing for the sale of substantially all of the Company's assets to West Coast. At the time of the signing of the Agreement, and in anticipation of the sale of assets, West Coast loaned the Company $150,000, which loan is secured by a pledge of assets of a selected Company store. (See Note 13).

     Should the sale not be approved by the Company's stockholders, or if its board of directors withdraws its approval, the Company will be required to pay a breakup fee to West Coast, which shall also, under such circumstances, have the option to purchase a selected Company store. West Coast may also be entitled to liquidated damages under certain circumstances. (See Note 13).

     If the West Coast Transaction is successfully consummated, as to which no assurances can be given, the Company intends to use a substantial portion of the proceeds to reduce a portion of its debt, including all amounts owing on the10% promissory notes discussed above, held by Messrs. Shaifer, Scheuerer and Hamburg, but exclusive of $680,000 (plus accrued interest) owing on its 5% promissory notes (discussed above) and exclusive of $353,000 of professional fees billed in connection with its discontinued acquisition program (also discussed above). Thereafter, assuming that sufficient cash proceeds remain, as to which no assurance can be given, the Company's Board of Directors will consider various alternatives including (without limitation) seeking and considering other business opportunities that may be presented to the Company or making a partial distribution of the net cash proceeds to the Company's stockholders. However, as noted above, following a closing of the West Coast Transaction, certain liabilities will remain

                        CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

(3)  Liquidity (Continued)

which, if paid, and, in addition, certain claims against the Company will exist which, if successfully asserted, could result in there being no cash proceeds with which to seek further business opportunities or to make any cash distribution to stockholders. Furthermore, available proceeds following a closing will also be reduced by related transaction expenses and taxes, and by certain continuing costs, as well as by the $243,000 required to be escrowed pursuant to the terms of the Purchase Agreement with West Coast. (See Note 13).

     Absent consummation of the West Coast Transaction, the Company's future viability is doubtful, given its inability to secure needed capital, to extend further the due dates of liabilities, or to otherwise conclude or settle existing liabilities and claims on a satisfactory basis, and, possibly, to conclude successfully existing litigation. Furthermore in such event, the Company would be required to repay all amounts loaned to it by West Coast, which loans are secured by the assets of the Company's Newtown Store, the Company's most profitable and valuable store. In the event the Company is not successful in consummating the West Coast Transaction, as to which no assurance can be given, the Company's Board of Directors believes, due to the Company's severely distressed financial condition, and the expectation that its financial condition will continue to deteriorate, that the Company will be ultimately forced to seek protection under the bankruptcy laws. Because the decision to file for bankruptcy is likely to be based upon the actions of third parties, primarily the landlords for the Company's stores and certain major creditors of the Company, it is not possible to predict at what point the Company would be forced to do so. In the event the Company is forced to file for bankruptcy, the Company's ability to conduct its business would likely be severely hampered and it is unlikely that the stockholders would receive any value.

(4)  Equipment and Videocassette Rental Inventory

                                          December 31,
                                          ------------            Estimated
                                     1996            1995        Useful Lives
                                  -----------     -----------    ------------

Equipment                         $   231,956     $   366,313     5 years
Furniture and fixtures                356,176         380,986     5 years
Leasehold improvements                936,611       1,013,471     Life of Lease
Computers and peripherals             353,818         428,345     5 years
                                  -----------     -----------
                                    1,878,561       2,189,115
Less: Accumulated depreciation
    and amortization               (1,768,158)     (2,002,125)
                                  ===========     ===========
                                  $   110,403     $   186,990
                                  ===========     ===========

Videocassette rental inventory    $ 2,936,230     $ 2,936,280     2 years
Less: Accumulated depreciation     (2,231,614)     (2,157,552)
                                  -----------     -----------
                                  $   704,616     $   778,728
                                  ===========     ===========

                        CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

(5)  Notes Payable, Capital Lease Obligations, and Other Liabilities

     The following table sets forth the Company's Notes Payable and Capital Lease Obligations:

                                                                      December 31,
                                                                      ------------
                                                                  1996            1995
                                                               -----------     -----------
5 % Unsecured Promissory Notes due September 1997
    (See Note 7)                                               $   680,000     $   680,000

12% Note Payable to West Coast  (See Note 3 and 14)                150,000

Capital lease obligation payable monthly through
    August 1, 1995 (interest rate 14.5%)                                             4,691

10% Promissory Note Payable to investor in 8 equal
    monthly installments due April 1995, extended to
    March 15, 1996                                                  14,000          20,000

10% Promissory Note Payable to investor in 8 equal
    monthly installments due August 1, 1995, extended
    to March 15, 1996                                              100,000         100,000

10% Promissory Note Payable to investor in 8 equal
    monthly installments due May 1995                               30,000          30,000

10% Promissory Note Payable to investor due October 1, 1996         30,000          30,000
                                                               -----------     -----------
                                                                 1,004,000         864,691
Less portion of notes payable due within one year               (1,004,000)       (184,691)
                                                               -----------     -----------
Notes payable due after one year                               $       -0-     $   680,000
                                                               ===========     ===========

(6)  Other Deferred Costs

     In December 1994, the Company entered into a letter of intent to purchase a chain of 12 video stores. In conjunction with signing the letter of intent and as a representation of its good faith and in consideration of a no shopping agreement, the Company paid the chain a $100,000 non-refundable deposit. In connection with the termination of the letter of intent, the Company recorded the non-refundable deposit as an expense in 1995.

     In December 1994, the Company entered into a consulting agreement with a firm that was to provide consulting services to the Company. In conjunction with the agreement, the Company issued 150,000 shares of its common stock to the firm in March 1995. The deferred costs of stock awarded to the consulting firm, was expensed during 1995 in connection with the termination of the Company's acquisition program.

     As of December 31, 1996 deferred costs of $30,453 consist of certain debt placement fees net of amortization. (See Note 7.)

                        CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

(7)  Preferred Stock and Private Placement Transaction

     The Company is authorized to issue 5,000 shares of preferred stock, par value $.01 per share. The Board of Directors of the Company has the authority, without further action by the stockholders, to issue the preferred stock in one or more series, and to fix, for any series the dividend rate, redemption price, liquidation or dissolution preferences, conversion rights, voting rights and other preferences and privileges.

     The Company, in connection with a private offering of units of preferred stock, promissory notes and warrants to purchase preferred stock, which terminated in September 1995, issued a total of : (i) 34 shares of the Company's Series C Convertible Preferred Stock ("Preferred Stock"), convertible below into 1,360,000 shares of common stock, (ii) 5% unsecured promissory notes in the aggregate principal amount of $680,000 due in September 1997, with interest payable annually in cash or, at the election of the Company, in shares of Preferred Stock (valued at $.25 per share of Common Stock), and with principal and any accrued but unpaid interest convertible into Preferred Stock (valued at $.25 per share of Common Stock) as the sole remedy of the holder in the event the Company defaults in the payment of principal or is otherwise in default, and
(iii) three-year warrants to purchase 10.2 shares of Preferred Stock at an exercise price of $10,000 per share, convertible into a total of 408,000 shares of common stock.

     As a result of its severely distressed financial condition, the Company elected to issue 3.4 shares of its Series C Preferred Stock to the holders of its 5% unsecured promissory notes, in payment of $34,000 of accrued interest due such noteholders in August 1996, in accordance with the terms of such notes.

     Additionally, the Company paid a placement fee consisting of $122,400 and five-year warrants to purchase 5.1 shares of Preferred Stock at an exercise price of $10,000 per share and a finder's fee consisting of five-year warrants to purchase 8.5 shares of Preferred Stock at an exercise price of $37,500 per share, all of which Preferred Stock being convertible into an aggregate of 544,000 shares of common stock. A portion of these issuance costs was capitalized as a debt placement fee and is being amortized over the term of the related debt.

     Each share of Preferred Stock is convertible, at the option of the holder thereof, into 40,000 shares of the Company's common stock, subject to adjustment. Holders of the Preferred Stock are entitled to vote on any matter submitted to a vote of the Company's stockholders, with each share of Preferred Stock entitled to 40,000 votes. Holders of Preferred Stock have no liquidation or other preferences upon the liquidation, dissolution, or winding up of the Company, and are entitled to certain piggyback and demand registration rights for the shares of common stock into which the Preferred Stock may be converted.

(8)  Common Stock

     During 1994, the Company reversed approximately $144,000 of accrued costs relating to prior year warrant exercises upon determining that it no longer has an obligation to pay such costs. Such costs representing underwriting commissions, were initially recorded as a charge to additional paid in capital. Also during 1994, the Company issued 5,000 shares of its common stock to an employee upon exercise of a stock option at $.23 per share and a then related party accepted 166,000 shares of the Company's Common stock in full settlement of approximately $65,000 of debt.

     In January 1995, the Company completed a private placement of stock for 900,000 shares of its common stock to two private foreign investors. Additionally during 1995, the Company issued 113,461 shares of its common stock to a vendor in settlement of a debt, and 150,000 shares of common stock to a firm in connection with a consulting agreement. Additionally during 1995, former employees of the Company exercised stock options to purchase 1,990,000 shares, a warrant holder exercised its option to purchase 150,000 shares, and certain employees of the Company exercised stock options to purchase 46,000 shares of common stock.

                        CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

(9)  Non-Employee Stock Options

Options

     The following table sets forth certain information regarding non-employee and non-management stock options granted by the Company, which were outstanding at December 31, 1996:

                                   Shares of Common   Exercise
                       Number of    Stock Subject       Price                              Registration
   Date of Grant        Holders       to Option       Per Share      Expiration Date          Rights
-----------------      ---------   ----------------   ---------     -----------------      ------------
December 13, 1988          2             12,500        $  1.00      October 18,1999        None
November 14, 1989          2             65,000        $  1.30      November 14, 1999      None
December 14, 1989          1             25,000        $  2.00      December 14, 1999      None
January 11, 1990           2             16,875        $  2.00      January 10, 1999       None
June 1, 1990               1            291,667        $  1.25      June 1, 1999           None
January 31, 1991           2            510,000        $  0.43      January 31, 2001       Registered
August 22, 1991            1            100,000        $  0.63      August 21, 1999        Piggyback
November 3, 1994           2            400,000        $  0.69      November 3,1999        Piggyback
December 1, 1994           1          1,000,000        $  0.91      December 1, 1999       Piggyback
                                      ---------
      Total                           2,421,042
                                      =========


(10) Employee and Management Stock Options

Stock Option and Appreciation Rights Plan

     The Company has reserved an aggregate of 1,694,000 shares of its common stock for purchase under its 1987 Stock Option and Appreciation Rights Plan (the "1987 Plan"). Pursuant to the 1987 Plan, the Company may grant either incentive stock options, intended to comply with the requirements of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options, as well as stock appreciation rights.

     All matters relating to the 1987 Plan are administered by a committee selected by the Company's Board of Directors, including selection of participants, allotment of shares, determination of price and other conditions of purchase. The exercise price of incentive stock options granted under the 1987 Plan may not be less than the fair market value of the common stock on the date of grant and the term of the option may not exceed ten years from the date of grant. In the case of incentive options granted to individuals who own more than 10% of the outstanding common stock of the Company, the exercise price may not be less than 110% of the fair market value of the common stock on the date of the 1987 Plan grant and the term of the option may not exceed five years from the date of grant. All options and stock appreciation rights granted under the 1987 Plan are non-transferable other than by will or by the laws of descent and distribution.

                        CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

(10) Employee and Management Stock Options (Continued)

Stock Option and Appreciation Rights Plan (Continued)

     The following table sets forth information with respect to incentive stock options under the Plan for the three years ended December 31, 1996:

                                                    Number of Shares
                                                    Under Option (1)     Price Per Share
                                                    ----------------     ---------------
Outstanding at January 1, 1994                         345,000           $.59   -   $.75
  (279,000 shares under exercisable options)

  Cancelled                                            (44,000)           .23
  Exercised                                            (10,000)           .23
                                                      --------
Outstanding at December 31, 1994                       291,000
  (291,000 shares under exercisable options)

  Granted                                              657,000            .19
  Cancelled                                           (338,500)           .23
  Exercised                                            (46,000)           .23
                                                      --------
Outstanding at December 31, 1995                       563,500            .19   -    .23
  (119,000 shares under exercisable options)

   Cancelled                                           (28,000)           .19   -    .23
                                                      --------
Outstanding at December 31, 1996                       535,500            .19   -    .23
                                                      ========
(252,500 shares under exercisable options)

--------------------------------------
(1)  Gives effect to the expiration of options due to termination of employment

     All incentive options issued are exercisable in installments of one-third of the total award on each of the first three anniversary dates and ending ten years from the initial date of grant. All grants of options are conditioned on the continued employment of the optionee. No stock appreciation rights have been granted.

Non-Qualified Management Incentive Stock Options

     In connection with the employment agreements entered into by the Company's executive officers in May 1989, the Company granted Long-term Management Incentive Options to four executive officers to purchase up to 4,275,000 shares of Common Stock, all at an exercise price of $1.25 per share, which was the bid price for the Common Stock on the date of grant as reported by NASDAQ. The Long-Term Management Incentive Options expire on June 1, 1999. Options to purchase 708,333 shares were forfeited upon the resignation of one of the officers in June 1990. In August of 1990, the Company awarded additional Long-Term Management Incentive Options to the three officers originally receiving the options and one other officer in an amount equal to 558,333 shares of the forfeited options, all at an exercise price of $2.97 per share. In December of 1991, all of the August 1990 Long-Term Management Options and 2,616,666 of the 1989 Long-Term Management Incentive Options held by Company officers were surrendered and cancelled. In 1996, two officers of the Company surrendered the then remaining outstanding Long-term

                        CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

(10) Employee and Management Stock Options (Continued)

Non-Qualified Management Incentive Stock Options (Continued)

Management Incentive Options. Only 291,667 of the 1989 Long-Term Management Incentive Options remain outstanding.

     On January 31, 1991, the Board of Directors approved the grant of 4,750,000 1991 Management Options to four executive officers of the Company. One officer has subsequently retired and two other officers have left the Company. One ex-officer exercised his options in full, one ex-officer exercised 540,000 options leaving 510,000 options outstanding, and 1,000,000 options held by the second officer who has left the Company remain outstanding. All of the 1991 Management Options were issued at an exercise price of $.4325 per share, which represented the bid price for the Company's common stock on the date of the grant of such options. The 1991 Management Options vested fully as of August 2, 1991, and expire January 31, 2001.

     On February 9, 1994, the Board of Directors approved the grant of 915,000 1994 Management Options to three officers and one director of the Company at an exercise price of $.23 per share, which represented the bid price for the Company's common stock on the date of grant of such options. The 1994 Management Options vested fully as of April 7, 1994, and expire on January 31, 2001.

     Registration statements under the 1933 Act have been filed by the Company with respect to the 8,425,001 shares underlying the 1987 Stock Option and Appreciation Rights Plan ( the "1987 Plan"), the outstanding Long-Term Management Incentive Options, the 1991 Management Options, and the 1994 Management Options, and an option held by a director. Of these options, 3,056,001 have either been cancelled, exercised or have expired, and 1,158,500 options remain unissued, and 283,000 have yet to vest under the 1987 SOP. Generally, such registration permits the immediate sale of the 3,927,500 vested shares upon exercise, subject to the volume limitations imposed by Rule 144.

     Holders of these options are afforded certain anti-dilution and piggy-back rights under the 1933 Act with respect to the shares of common stock issuable upon exercise of said options.

     On September 27, 1995, the Company granted a five-year non-qualified stock option to purchase 100,000 shares of the Company's common stock to a director of the Company at an exercise price of $.19 per share, the average fair market value on that date.

(11) Net Loss Per Share of Common Stock

     Net loss per share of common stock for each period is based on the net loss divided by the weighted average number of common shares outstanding during the period. No effect was given to common stock equivalents or the conversion of preferred shares as the effect would be anti-dilutive.

     The approximate number of shares used in the computation of loss per share amounts are as follows:

          Year ended December 31,       Number of shares used in calculation
          -----------------------       ------------------------------------
                  1996                             22,004,000
                  1995                             21,652,000
                  1994                             18,491,000

                        CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

(12) Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by applying enacted tax rates for the taxable years in which those differences are expected to reverse. Recognition of deferred tax assets is subject to a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized.

     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1996 consist primarily of net operating loss carry-forwards as well as differences related to fixed asset depreciation, videocassette amortization, and certain accruals for book and tax purposes. The Company is in a net deferred tax asset position at December 31, 1996 (before consideration of a valuation allowance) due to the significant net operating loss carry-forwards described below. However, due to the uncertainty of the Company realizing this carry-forward benefit through future taxable income, the net deferred tax asset is fully reserved and no benefit has been recognized in the statements of loss.

     Under the Tax Reform Act of 1986, the utilization a corporation's net operating loss carry-forwards is limited following a greater than 50 percent change is ownership. As a result of various capital transactions, the Company appears to have experienced such an ownership change. Accordingly, its utilization of loss carry-forwards incurred may be subject to an annual limitation generally determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate.

     As of December 31, 1996, the Company had approximately $16,879,000 of net operating loss carry-forwards for tax purposes which may be available to offset future federal income, if any, through 2010. The amount ultimately available, if any in future years, is dependent on the limitation discussed above. Should the Company operate profitably in 1997 or future years, it may be subject to current tax expense in certain states for which no net operating loss carry-forwards are available.

(13) Commitments

     The Company leases certain retail store facilities under non-cancelable long-term operating leases which expire periodically through 2002. The Company's commitments under these leases (excluding increases to base maintenance and repairs, insurance an real estate taxes, which also are payable by the Company) are as follows:

          Year Ending December 31,                Total Annual Rentals
          ------------------------                --------------------
                   1997                               $    996,026
                   1998                                    947,159
                   1999                                    826,681
                   2000 - 2002                           2,061,950
                                                       -----------
                                                       $ 4,831,816
                                                       ===========

     Rent expense for 1996, 1995, and 1994 was $965,616, $980,510 and $962,824,
respectively.

     In April, 1992, the Company entered into severance agreements with three officers, which provide, under certain circumstances, that the Company will pay these individuals upon their severance an amount equal to one full year's base salary in the event that their affiliation with the Company ceases within either one or two years (depending upon the circumstances) following a "change in control" of the Corporation, as that term is defined in the Company's

                        CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

(13) Commitments (Continued)

Stock Option and Appreciation Rights Plan of 1987, as amended. In November 1993, the Board of Directors adopted amendments to the severance agreements for two of these officers, who are also directors of the Company and one of which who has resigned (as mentioned above) after considering a possible conflict of interest should they be required to vote on a business merger or combination that may result in their removal as officers and directors of the Company. The amendments principally increase the amount to be paid on severance from one full year's base salary to two full year's base salary.

     On August 15, 1996, the Company entered into an agreement with one of the officers, pursuant to which he resigned from employment and from all positions with the Company, while remaining a director and Chairman of the Board until December 20, 1996, released the Company from all obligations and liabilities, including any obligations under the severance agreement between him and the Company referred to above, and agreed to the cancellation of certain fully-vested options to purchase 291,667 shares of the Company's common stock, and the Company entered into an eleven-month consulting agreement with said officer, under which he receives $3,500 on a bi-weekly basis, and certain other benefits for a period of one year.

     As previously reported, during September 1995, a merger agreement between the Company and JD Store Equipment Inc. was terminated. However, in connection with a letter of intent entered into with regard to said then proposed merger, the Company and JD also reached an agreement in the event a merger was not consummated, for the payment of finder's fees with respect to any completed merger or acquisition which the Company's then Chairman was responsible for having introduced to the Company from the date of the letter of intent (November 4, 1994) until such time as it was publicly announced that the JD Merger was not consummated (September 11, 1995). Such finder's fees are to consist of warrants for the purchase of shares of the Company's common stock in an amount based upon 10% of the consideration issued or paid by the Company in said merger or acquisition. The exercise price of the warrants is to be at a 20% discount to the bid price of the Company's common stock, generally calculated on the date of the letter of intent for said merger or acquisition. The warrants are to have a five-year term and are to include certain piggy-back rights. JD also agreed, in the event the merger was not consummated, to pay legal fees billed to the Company by its then principal outside law firm.

     As previously reported, the Company has entered into an asset Purchase Agreement with West Coast, as amended, dated December 16, 1996, providing for the sale, transfer and assignment of substantially all of the Company's assets and business to West Coast.

     Under the terms of the Purchase Agreement, the Company is to be paid a purchase price in cash of $2,430,000, subject to possible downward adjustment, based upon net operating cash flow for 1996, as defined in the Purchase Agreement. The purchase price was determined through arm's-length negotiation between the Company and West Coast.

     The Purchase Agreement provides that $243,000 of the purchase price shall be held by West Coast as escrow agent in an interest-bearing escrow account for a period of two years, to be used to satisfy certain indemnity obligations of the Company, if any, to West Coast.

     Consummation of the West Coast Transaction is contingent upon a number of conditions, the satisfaction of which cannot be assured, including, among others, obtaining of all necessary consents, West Coast obtaining financing in an amount sufficient to enable it to consummate the West Coast Transaction and certain additional acquisitions, and approval of the West Coast Transaction by the Company's stockholders. (See Note 14).

     The Company also agreed to pay to West Coast a break-up fee of $100,000 if the Company's directors or stockholders had failed to approve the West Coast Transaction, or if prior to the closing of the West Coast Transaction

                        CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

(13) Commitments (Continued)

the directors of the Company, whether or not in the exercise of their fiduciary or other legal duties, shall withdraw or adversely modify or take a public position materially inconsistent with their prior approval of, the Purchase Agreement.

     If an event occurs which entitles West Coast to receive the break-up fee, West Coast has been granted an option in the Purchase Agreement to purchase all of the Company's assets relating to the Company's retail video store located in Newton, Pennsylvania ( the "Newtown Store") for the purchase price of $250,000 payable in cash.

     In connection with the Purchase Agreement, West Coast also loaned the Company $150,000 on December 16, 1996, which loan is evidenced by a 12% promissory note, which is required to be paid at the closing of the West Coast Transaction or, if applicable, at the closing of the sale of the assets of the Newtown Store or, in any event, on demand at any time from and after April 30, 1997. The note is secured by a security interest in all of the assets of the Newtown Store. The proceeds of the note were used to pay certain costs previously incurred.

(14) Subsequent Events

     On February 13, 1997, the Board of Directors of the Company authorized the grant of non-qualified stock options to purchase 450,000 shares of the Company's common stock at $.05 per share, the fair market value of the common stock on that date, to three directors of the Company. The options become fully vested after six months from the date of grant.

     In connection with the Purchase Agreement, West Coast also loaned the Company $20,000 on March 3, 1997 and $29,000 on March 19, 1997, both of which loans are evidenced by 12% promissory notes, which are required to be paid at the closing of the West Coast Transaction or, if applicable, at the closing of the sale of the assets of the Newtown Store or, in any event, on demand at any time from and after April 30, 1997. The notes are secured by a security interest in all of the assets of the Newtown Store. The proceeds of the notes were used to pay certain costs previously incurred.

     On March 12, 1997, at a Special Meeting of Shareholders, the shareholders of the Company voted to approve the sale of substantially all of the Company's assets to West Coast Entertainment Corporation (See Note 13).