Form 10KSB/A
period 1996-12-31
CHOICES ENTERTAINMENT CORP
filed 1997-04-29
CIK 822935

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               -----------
                            FORM 10-KSB/A No. 1

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ------------- to --------------

                           Commission file number 0-17001
                                                  -------

                         Choices Entertainment Corporation
------------------------------------------------------------------------------
                    (Name of small business issuer in its charter)

            Delaware                                  52-1529536)
------------------------------------     -------------------------------------
  (State or other jurisdiction of        (I.R.S.  employer identification no.)
  incorporation or organization)

836 W. Trenton Avenue, Morrisville, Pennsylvania              19067
------------------------------------------------   ----------------------------
   (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:     (215) 428-1000
                                                   -----------------

Securities registered under Section 12(b) of the Exchange Act:    None
                                                               -----------

Securities registered under Section 12(g) of the Exchange Act:

                Common Stock, par value $.01 per share.
              -------------------------------------------
                          (Title of class)
                       ---------------------

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X    No  ___
            ----

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

    Transitional Small Business Disclosure Format (check one):

    YES________                   NO   X
                                     -----

                                        (ii)

                                AMENDMENT NO. 1

    The Registrant hereby amends its 1996 Annual Report on Form 10-KSB, by filing herewith the complete text of ITEMS 9 through 12 of Part III thereof, consisting of:


    ITEM 9.   Directors, Executive Officers, Promoters and
              Control Persons; Compliance with Section
              16(a) of the Exchange Act
              -----------------------------------------------

    ITEM 10.  Executive Compensation
              -----------------------

    ITEM 11.  Security Ownership of Certain Beneficial
              Owners and Management
              -------------------------------------------------

    ITEM 12.  Certain Relationships and Related
              Transactions

                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The directors and executive officers of the Company are as follows:

                                                                                                                YEAR FIRST
                                                                                                   YEAR FIRST    BECAME AN
                                                                                                    BECAME A     EXECUTIVE
NAME                                           AGE                      POSITION                    DIRECTOR      OFFICER
-----------------------------------------      ---      -----------------------------------------  -----------  -----------

Ronald W. Martignoni.....................          42   Chairman of the Board, Chief Executive           1992         1988
                                                        Officer and President

Fred E. Portner..........................          53   Director                                         1988       --

James D. Sink............................          47   Director                                         1997       --

Lorraine E. Cannon.......................          46   Chief Financial Officer, Treasurer and         --             1989
                                                        Secretary

    Ronald W. Martignoni has been Chairman of the Board since December 1996, and Chief Executive Officer and President of the Company since October 1995. Mr. Martignoni was elected to the Company's Board of Directors in April 1992 and served as Vice Chairman--Finance from April 1992 until October 1995. Mr. Martignoni joined the Company as its Vice President--Finance and Administration in July 1988 and was elected to the positions of Senior Vice President--Finance, Chief Financial Officer and Treasurer in November 1988, in which positions he served until October 1995.

    Fred E. Portner has served as a director since July 1988. Since January 1992, Mr. Portner has served as President of Portner Consulting Services, a mortgage banking consulting company, wholly-owned by Mr. Portner. Mr. Portner also served as Executive Vice President and Chief Financial Officer of M.D.S. Bankmark Company, a residential mortgage company, from September 1993 to January 1996.

    James D. Sink, M.D. has served as a director since February 1997. Since March 1996, Dr. Sink has been affiliated with Allegheny University Hospitals in Philadelphia, Pennsylvania, where he is Professor of Cardiothoracic Surgery. Prior to joining Allegheny University Hospitals, Dr. Sink was, for more than five years, affiliated with Presbyterian Medical Center, in Philadelphia, Pennsylvania, where he was Chief of Cardiothoracic Surgery at the Philadelphia Heart Institute of Presbyterian Medical Center.

    Lorraine E. Cannon has been Chief Financial Officer and Treasurer since October 1995. Ms. Cannon joined the Company as its Controller in January 1989 and was elected to the position of Secretary in August 1989.

    Directors of the Company hold their offices until the next annual meeting of the Company's stockholders, until their successors have been duly elected and qualified or until their earlier resignation, removal from office or death.

    Officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board of Directors following the next annual meeting of the Company's stockholders and until their successors have been chosen and qualified or until their earlier resignation, removal from office or death.

    There are no family relationships among the present executive officers and directors of the Company.

    Section 16(a) Beneficial Ownership Reporting Compliance
    ---------------------------------------------------------

    As previously reported, in April 1996, Fred E. Portner, a director, filed a late Form 5, with respect to the expiration of an option in accordance with its terms during 1994 and with respect to the grant of an option in 1995.

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth certain information relating to the compensation awarded to, earned by or paid to the Chief Executive Officer (the "Named Executive Officer") for services in all capacities during 1996, 1995 and 1994 (there being no other executive officer of the Company whose total annual salary and bonus exceeded $100,000 during 1996).

                           SUMMARY COMPENSATION TABLE

                                                              LONG-TERM
                                                             COMPENSATION
                                       ANNUAL COMPENSATION     AWARDS
                                                            ----------------
                                                              SECURITIES
                                                               UNDERLYING       ALL OTHER
NAME AND PRINCIPAL                     --------------------     OPTIONS       COMPENSATION
POSITION                                YEAR     SALARY($)       (#)             ($)(1)
-------------------------------------  ---------  ---------  -------------  ---------------

Ronald W. Martignoni.................       1996  $  98,557          -0-       $     529
Chairman, Chief                             1995    115,914          -0-             529
Executive Officer and President             1994    116,346      375,000             569

------------------------
(1) Includes term life insurance premiums paid by the Company.

    In April 1992, the Company entered into a severance agreement with Mr. Martignoni which provides, under certain circumstances, that the Company will pay him upon his severance an amount equal to one full year's base salary in the event that his affiliation with the Company ceases within either one or two years (depending upon the circumstances) following a "change in control" of the Corporation, as that term is defined under the Company's Stock Option and Appreciation Rights Plan of 1987. In November 1993, the Board of Directors adopted an amendment to the severance agreement for Mr. Martignoni, which principally increases the amount to be paid on severance from one full year's base salary to two full years' base salary, as well as contains certain other provisions, including a provision for the continued registration of option stock following termination of his affiliation with the Company.

STOCK OPTIONS HELD AT FISCAL YEAR-END

    The following table sets forth the aggregate options to purchase shares of Common Stock of the Company held by the Named Executive Officer at December 31, 1996. No options were exercised during the year ended December 31, 1996 by the Named Executive Officer, and there were no in-the-money unexercised options held by the Named Executive Officer at December 31, 1996.

                                              NUMBER OF SECURITIES
                                             UNDERLYING UNEXERCISED
                                                 OPTIONS HELD AT
                                               DECEMBER 31, 1996(#)
                                          -----------------------------

NAME                                        EXERCISABLE   UNEXERCISABLE
-------------------------------------------- ----------  -----------------

Ronald W. Martignoni........................  1,425,000            -0-

COMPENSATION OF DIRECTORS

    The Company currently has no standard arrangements pursuant to which non-employee directors are compensated for services provided as directors.

    On February 13, 1997, three non-employee directors, Messrs. James D. Sink, Joseph DeSaye and Fred E. Portner, were granted, respectively, nonqualified options to purchase 200,000, 200,000 and 50,000 shares of the Company's Common Stock, exercisable on or after August 13, 1997, at an exercise price of $.05 per share, the price of the Company's Common Stock on the date of grant, which options expire on February 13, 2002. Mr. DeSaye has since resigned as a director.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

    The following table sets forth certain information regarding ownership of the Company's Common Stock and Series C Preferred Stock (the "Preferred Stock"), as of April 15, 1997, by: (i) each person who is known by the Company to own beneficially shares of Common Stock and/or Preferred Stock to which are attributable more than five percent of the combined number of votes attributable to all shares of Common and Preferred Stock outstanding on that date, (ii) each director (Messrs. Martignoni, Portner and Sink), (iii) the Named Executive Officer (Ronald W. Martignoni) and (iv) all executive officers and directors as a group.

                                                                                        NO. OF VOTES ATTRIBUTABLE
                                                                  NO. OF SHARES OF                 TO
                                     NO. OF SHARES OF COMMON         PREFERRED              COMMON STOCK AND
                                       STOCK BENEFICIALLY        STOCK BENEFICIALLY             PREFERRED
                                             OWNED,                    OWNED,           STOCK BENEFICIALLY OWNED,
         NAME AND ADDRESS                   INCLUDING                INCLUDING                  INCLUDING
        OF BENEFICIAL OWNER            PERCENTAGE OWNED(1)      PERCENTAGE OWNED(1)      PERCENTAGE OWNED(1)(2)
-----------------------------------  -----------------------  ------------------------  -------------------------

Attel & Cie, S.A.                          2,601,112 (11.8%)             --                   2,601,112   (11.1%)
Via Nassa 58
6901 Lugano, Switzerland

John Maioriello                            1,826,000 (7.8%)(3)          --                    1,826,000   (7.3%)
3416 The Strand
Manhattan Beach, CA 90266

John A. Boylan                             1,442,000 (6.2%)(4)          --                    1,442,000   (5.8%)
509 Kinsale Road
Timonium, MD 21093

Ronald W. Martignoni                       1,425,000 (6.1%)(5)          --                    1,425,000   (5.7%)
6 Chadwick Court
Voorhees, NJ 08043

James D. Sink                              1,041,650 (4.7%)             --                    1,041,650  (4.4%)
220 Curwen Road
Rosemont, PA 19010

Fred E. Portner                              190,000 *(6)              --                       190,000   *
121 Montgomery Place
Alexandria, VA 22314

Shareholder Committee                      4,334,700 (18.3%)(7)        37.4 (90.7%)(7)(8)     4,334,700  (18.3%)

All executive officers and
directors as a Group (four
persons)                                   2,931,650 (12.3%)(9)          --                    2,931,650 (11.5%)

------------------------
 *   Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities. A person is also deemed to be the beneficial owner of securities if that person has the right to acquire beneficial ownership of such securities, such as Common or Preferred Stock, through the exercise of options or warrants that are currently exercisable or exercisable within 60 days. Any securities not outstanding, which are subject to such options or warrants, shall be deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants, but shall not be deemed outstanding for purposes of computing the percentage ownership of any other person. Except as may be indicated otherwise, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common and Preferred Stock shown as beneficially owned by them.

(2) Each share of Preferred Stock is entitled to vote on all matters submitted to a vote of the Company's stockholders together with the Common Stock and not as a separate class, unless otherwise required by law, with each share of Preferred Stock entitled to 40,000 votes.

(3) Includes 1,500,000 shares of Common Stock issuable upon exercise of fully-vested nonqualified stock options.

(4) Includes 1,000,000 shares of Common Stock issuable upon exercise of fully-vested 1991 Management Options and 375,000 shares of Common Stock issuable upon exercise of fully-vested 1994 Management Options.

(5) Includes 1,050,000 shares of Common Stock issuable upon exercise of fully-vested 1991 Management Options and 375,000 shares of Common Stock issuable upon exercise of fully-vested 1994 Management Options.

(6) Represents 100,000 shares of Common Stock issuable upon exercise of fully-vested nonqualified stock options and 90,000 shares of Common Stock issuable upon exercise of fully-vested 1994 Management Options.

(7) The Shareholder Committee may be deemed to constitute a group under the rules of the Securities and Exchange Commission. The following table sets forth the number of shares of the Company's Common and Preferred Stock owned beneficially by the members of the Shareholder Committee, as well as the percentage of outstanding Preferred Stock owned by each, and together as a group, on April 15, 1997:

NAME                                                                           COMMON STOCK+   PREFERRED STOCK++
----------------------------------------------------------------------------  ---------------  ------------------

Carl Shaifer                                                                  1,128,500         14.1 (36.3%)
8515 Seminole Avenue
Philadelphia, PA 19118

Joseph DeSaye                                                                    26,000            --
10 Eaglenest Road
Coltsneck, NJ 07722

Max Scheuerer                                                                   312,000            --
47 Knollwood Drive
Livingston, NJ 07039

Maureen and Lawrence Feeney                                                     200,000            --
160 Milton Street
Dorchester, MA 02124

William and Evelyn Goatley                                                      502,100          9.2 (24.0%)
5925 Oakland Valley Drive
Rochester, MI 48306

P.L. Anderson, Jr.                                                              674,500           1.8 (4.9%)
115 Watson Street
Danville, VA 24543

Harold E. Hamburg                                                               217,000           3.7 (9.7%)
4122 Shelbyville Road
Louisville, KY 40207


NAME                                                                           COMMON STOCK+   PREFERRED STOCK++
----------------------------------------------------------------------------  ---------------  ------------------

David F. Beckman                                                                   272,600            --
35 Webster Avenue
Beverly, MA 01915

Mark and Barbara Raifman                                                          759,000          6.1 (16.1%)
862 Woodmere Place
Woodmere, NY 11598

Frank Harvey                                                                      243,000           2.5 (6.5%)
619 Hallie Drive
Houston, TX 77024
                                                                               ---------------  ----------------
        Total                                                                   4,334,700         37.4 (90.7%)
                                                                               ---------------  ----------------
                                                                               ---------------  ----------------


------------------------

+ This column includes a total of 1,494,500 shares of Common Stock obtainable upon conversion of 37.4 shares of Preferred Stock, which includes 3.8 shares of Preferred Stock obtainable upon exercise of warrants.

++ This column includes 3.8 shares of Preferred Stock obtainable upon exercise of warrants, as follows: Carl Shaifer, 1.4 shares; William and Evelyn Goatley, 0.9 shares; P.L. Anderson, Jr., 0.3 shares; Harold Hamburg,
0.4 shares; Mark and Barbara Raifman, 0.6 shares; and Frank Harvey, 0.3 shares. In addition, on April 15, 1997, Gail A. Ramey, 115 Watson Street, Danville, VA 24543, owned beneficially 2.5 shares of Preferred Stock, which includes 0.3 shares obtainable upon exercise of warrants, or 6.5% of the Preferred Stock outstanding on that date. Ms. Ramey, together with the holders of Preferred Stock set forth in the foregoing table, represent all persons known to the Company who own beneficially more than five percent of the Preferred Stock on April 15, 1997. See also ITEM 12. Certain Relationships and Related Transactions.

(8) Includes 3.8 shares of Preferred Stock obtainable upon exercise of warrants.

(9) Includes 1,250,000 shares of Common Stock issuable upon exercise of fully-vested 1991 Management Options, 100,000 shares of Common Stock issuable upon exercise of fully-vested nonqualified options, and 540,000 shares of Common Stock issuable upon exercise of fully-vested 1994 Management Options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    John E. Maioriello, Chairman of the Board and a principal stockholder of JD Store Equipment, Inc. ("JD"), is deemed under rules of the Securities and Exchange Commission to be the beneficial owner of more than five percent of the Company's Common and Preferred Stock voting together. See ITEM 11. Securities Ownership of Certain Beneficial Owners and Management.

    On November 4, 1994, the Company and JD entered into a letter of intent (the "JD Letter of Intent"), providing for a merger of the Company and JD (the "JD Merger"). In connection with the JD Letter of Intent, JD arranged for the issuance on its credit of a $100,000 letter of credit to a vendor of the Company, which letter of credit expired in accordance with its terms on April 15, 1995. Upon expiration of the letter of credit, Mr. Maioriello personally guaranteed a line of credit provided by said vendor to the Company in an amount of approximately $250,000.

    In accordance with the JD Letter of Intent and in contemplation of the JD Merger, John Maioriello was appointed Chairman of the Board of the Company. Also in contemplation of the JD Merger, the Company and JD incurred certain costs in connection with the Company's plans to acquire certain retail video store chains.

    In connection with the JD Letter of Intent, the Company and JD also reached an agreement for the payment of finder's fees, in the event the JD Merger was not consummated, with respect to any completed merger or acquisition which Mr. Maioriello was responsible for having introduced to the Company from the date of the JD Letter of Intent until such time as it was publicly announced that the JD Merger would not be consummated (September 11, 1995). Any finder's fees paid are to consist of warrants to purchase shares of the Company's Common Stock in an amount based upon 10% of the consideration issued or paid by the Company in said merger or acquisition. The exercise price of the warrants is to be at a 20% discount to the bid price of the Company's Common Stock, generally calculated on the date of the letter of intent for said merger or acquisition. The warrants are to have a five-year term and are to include piggy-back registration rights.

    The Company and JD entered into an Agreement and Plan of Reorganization and Merger (the "Merger Agreement"), dated as of July 19, 1995, as amended, which provided, inter alia, for the JD Merger, through the merger of a newly formed California corporation, formed as a wholly-owned subsidiary of the Company, with and into JD, as a result of which, JD, as the surviving corporation in the merger, would become a wholly-owned subsidiary of the Company. On September 8, 1995, JD notified the Company that it was terminating the Merger Agreement in accordance with its terms and, in connection therewith, Mr. Maioriello resigned as Chairman of the Board of the Company.

    Previously, on December 6, 1994, JD agreed that, in the event the JD Merger was not consummated, JD would pay to the Company legal fees billed to the Company by the law firm retained in connection with the Company's acquisition program. That law firm resigned as counsel to the Company shortly after JD notified the Company that it was terminating the Merger Agreement and, in accordance with its agreement with JD, the Company has made a demand for payment upon JD for all fees and disbursements in the amount of $793,281 billed to it by the law firm, of which $439,482 has to date been paid by the Company. To avoid the uncertainties associated with litigation and with collecting any judgment that may be obtained, the Company is attempting to reach a settlement with JD, pursuant to which, among other things, JD will assume any obligation of the Company for the above professional fees which have been billed but not paid to the law firm, and the Company will release JD from any obligation to pay the $793,281 of legal fees billed to the Company. As part of such settlement, the Company would be released by the law firm. There is no assurance that any such settlement will be concluded.

    The Company, in connection with a private offering of units of Preferred Stock, which terminated in September 1995, issued a total of: (1) 34 shares of the Company's Preferred Stock, convertible into 1,360,000 shares of Common Stock, (ii) 5% unsecured promissory notes in the aggregate principal amount of $680,000 due in September 1997, with interest payable annually in cash or, at the election of the Company, in shares of Preferred Stock (valued at $.25 per share of Common Stock), and with principal and any accrued but unpaid interest convertible into Preferred Stock (valued at $.25 per share of Common Stock) as the sole remedy of the holders in the event the Company defaults in the payment of principal or is otherwise in default, and (iii) three-year warrants to purchase 10.2 shares of Preferred Stock at an exercise price of $10,000 per share, convertible into a total of 408,000 shares of Common Stock. In September 1996, the Company issued 3.4 shares of Preferred Stock to the holders of its 5% unsecured notes, in payment of $34,000 of accrued interest due such noteholders, in accordance with the terms of such notes. Certain of the members of the Shareholder Committee, Carl Shaifer, William and Evelyn Goatley, P.L. Anderson, Jr., Harold E. Hamburg, Mark and Barbara Raifman and Frank Harvey, purchased in the private placement a total of 30.5 shares of Preferred Stock (33.55 shares after giving effect to the foregoing issuance of Preferred Stock in lieu of interest), 5% unsecured promissory notes in the aggregate principal amount of $610,000, and three-year warrants to purchase 3.8 shares of Preferred Stock. See ITEM 11. Securities Ownership of Certain Beneficial Owners and Management.

    John A. Boylan, a former officer and director, is deemed under the rules of the Securities and Exchange Commission to be the beneficial owner of more than five percent of the Company's Common and Preferred Stock voting together. See ITEM 11. Securities Ownership of Certain Beneficial Owners and Management. As previously reported, on August 15, 1996, the Company entered into an eleven-month consulting agreement with Mr. Boylan, under which he receives $3,500 on a bi-weekly basis, has use of a car, already under lease by the Company, and receives health insurance benefits for a period of one year. The Company entered into this agreement as part of a severance agreement with Mr. Boylan, pursuant to which he resigned from employment and from all positions with the Company, released the Company from all obligations and liabilities, including any obligations under an existing severance agreement between him and the Company, and agreed to the cancellation of certain fully-vested options to purchase 291,667 shares of Common Stock.

     On July 12, 1994, Max Scheuerer, a member of the Shareholder Committee, loaned the Company $50,000, and on December 7, 1994, loaned the Company $100,000, which loans are evidenced by two 10% promissory notes. The aggregate principal amount owing on the promissory notes was reduced to $120,000 from $150,000 as a result of a $30,000 payment by the Company on November 30, 1995, following the filing of a lawsuit against the Company by Mr. Scheuerer seeking collection of said notes. The lawsuit was withdrawn following said $30,000 payment without prejudice to its being reinstated if the balance owing on the notes was not paid in full prior to March 15, 1996. No further payments were made on such notes and, on September 18, 1996, Mr. Scheuerer filed a new lawsuit against the Company, in which Mr. Scheuerer is seeking a judgment in the amount of $146,298 (plus future interest, costs and any other appropriate damages), which amount allegedly represents $120,000 of principal and $26,298.35 of interest then owed by the Company to Mr. Scheuerer under the two 10% promissory notes. Since that time, the Company has made payments to Mr. Scheuerer totaling $6,988.74, and has entered into a settlement agreement with Mr. Scheuerer, providing for $3,000 monthly payments to Mr. Scheuerer, with the unpaid balance to be paid upon the closing of the proposed sale of substantially all of the Company's assets and business to West Coast Entertainment Corporation. Notwithstanding the settlement agreement, Mr. Scheuerer has proceeded with the litigation, and the Company has made no monthly payments to Mr. Scheuerer.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment to its 1996 Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CHOICES ENTERTAINMENT CORPORATION


                              BY: /s/ Lorraine E. Cannon
                                  -----------------------------------------
                                  Lorraine E. Cannon
                                  Chief Financial Officer
                                  April 28, 1997