Form 10QSB
period 1997-03-31
CHOICES ENTERTAINMENT CORP
filed 1997-05-13
CIK 822935

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-QSB
(Mark One)

|X| Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

    For the quarterly period ended  March 31, 1997

|_| Transition report under Section 13 or  15 (d) of the Exchange Act

    For the transition period from  _____________ to _____________

    Commission file number 0-17001


                        Choices Entertainment Corporation
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                       52-1529536
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
  Incorporation or Organization)

836 W. Trenton Avenue, Morrisville, Pennsylvania                        19067
-------------------------------------------------                     ----------
   (Address of Principal Executive Offices)                           (Zip code)

Issuer's Telephone Number, Including Area Code                (215) 428-1000


--------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since last
Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

     State the number of shares outstanding of the issuer's Common Stock, as of May 12, 1997: 22,004,395

     Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

Part I:  FINANCIAL INFORMATION

Item 1.   Financial Statements


                        CHOICES ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS

                                                                March 31, 1997            December 31, 1996
                                                             ----------------------     ----------------------
                                                                  (Unaudited)                 (Audited)
ASSETS

Current assets:
   Cash                                                             $       54,586             $       66,739
    Accounts receivable                                                     26,304                     12,790
    Merchandise inventories                                                149,486                    181,280
    Prepaid expenses                                                         9,040                     41,683
    Other deferred costs                                                    20,661                     30,453
                                                             ----------------------     ----------------------
        Total current assets                                               260,077                    332,945

Videocassette rental inventory, net                                        693,327                    704,616
Equipment, net (Note 2)                                                    102,301                    110,403
Intangible assets, net                                                     168,394                    172,603
Other assets                                                                72,441                     74,203
                                                             ----------------------     ----------------------
                                                                    $    1,296,540             $    1,394,770
                                                             ======================     ======================
LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------

Current liabilities:
    Notes payable                                                   $    1,070,467             $    1,004,000
    Accounts payable                                                       806,293                    699,838
    Accrued merger and acquisition expenses                                370,357                    425,299
    Accrued professional fees                                              243,998                    268,199
     Deferred revenue                                                       16,552                     27,797
    Accrual for lease cancellation and litigation reserves                   1,250                      1,250
    Accrued salaries                                                        68,362                     55,734
    Other accrued expenses                                                 214,035                    239,200
                                                             ----------------------     ----------------------
        Total current liabilities                                        2,791,314                  2,721,317
                                                             ----------------------     ----------------------

Stockholders' deficit:
    Preferred stock, par value $.01 per share:
        Authorized 5,000 shares: 37.4 shares issued
        and outstanding in 1997 and 1996
    Common stock, par value $.01 per share:
        Authorized 50,000,000 shares: issued and
         outstanding 22,004,395 shares in 1997 and 1996                    220,044                    220,044
    Additional paid-in-capital                                          20,519,203                 20,519,203
    Accumulated deficit                                               (22,234,021)               (22,065,794)
                                                             ----------------------     ----------------------
        Total stockholders' deficit                                    (1,494,774)                (1,326,547)
                                                             ----------------------     ----------------------
                                                                    $    1,296,540             $    1,394,770
                                                             ======================     ======================

See accompanying notes to financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                               STATEMENTS OF LOSS
                                   (Unaudited)


                                                                            For the Three Months Ended March 31,
                                                                            ------------------------------------
Revenues:                                                                1997                                 1996
                                                               -------------------------               --------------------
   Movie rentals                                                      $       1,011,315                    $     1,107,481
   Merchandise sales                                                            244,908                            251,624
                                                               -------------------------               --------------------
                                                                              1,256,223                          1,359,105
                                                               -------------------------               --------------------
Operating costs and expenses:

    Cost of goods sold                                                          183,367                            224,795
    Cost of movie rentals                                                       105,865
    Store payroll                                                               246,044                            252,854
    Store rents                                                                 230,440                            228,853
    Other store operating expenses                                              110,641                            111,098
    Selling and administrative expenses                                         148,817                            137,513
    Professional and consulting expenses                                         87,992                             40,200
    Loss on disposal of videocassette
        rental inventory                                                         45,644                             52,557
    Merger and acquisition expenses
    Depreciation and amortization                                               248,579                            298,157
                                                               -------------------------               --------------------
                                                                              1,407,389                          1,346,027
                                                               -------------------------               --------------------
Other expenses:
    Interest expense, net                                                        17,061                             14,279
                                                               -------------------------               --------------------
Net loss                                                               $       (168,227)                    $       (1,201)
                                                               =========================               ====================
Net loss per share of common stock
    (Note 3)                                                           $         (0.01)                     $       (0.00)
                                                               =========================               ====================

See accompanying notes to financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                        STATEMENTOF STOCKHOLDERS' DEFICIT
                    For the Three Months Ended March 31, 1997
                                   (Unaudited)


                                 Preferred             Common Stock              Additional
                                   Stock               ------------                Paid-in        Accumulated
                                   Shares         Shares           Amount          Capital          Deficit               Total
                                   ------         ------           ------          -------          -------               -----
Balance at December 31, 1996       37.4         22,004,395        $220,044        $20,519,203      $(22,065,794)       $(1,326,547)


Net loss for the three months
  ended March 31, 1997                                                                                 (168,227)          (168,227)
                                  ------     --------------    ------------    ---------------   ----------------    ---------------
                                   37.4         22,004,395        $220,044        $20,519,203      $(22,234,021)       $(1,494,774)
                                  ======     ==============    ============    ===============   ================    ===============

See accompanying notes to financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     For the Three Months
                                                                                             Ended
                                                                                            March 31,
                                                                                            ---------
                                                                                 1997                      1996
                                                                                 ----                      ----
Cash flows from operating activities:
Net loss                                                                     $   (168,227)             $      (1,201)
                                                                           ---------------           ---------------
Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                 248,579                    288,365
    Cost of rental films sold                                                      86,027                    100,005
    Loss on disposal of rental films                                               45,644                     52,557
    Videocassette and inventory reserves                                            4,844                      5,847
     Amortization and write-off of other deferred costs, net                                                   9,792
Change in assets and liabilities:
  (Increase) Decrease in accounts receivable                                     (13,514)                      2,085
  Decrease in merchandise inventories                                              31,794                      1,008
  Decrease in prepaid expenses                                                     32,643                      9,935
  Decrease in other assets                                                          1,762
  Increase in accounts payable                                                     89,860                      3,649
  Decrease in deferred revenue                                                   (11,245)
  Decrease in accrued merger and acquisition
    expenses                                                                     (33,992)                    (5,121)
  Decrease in accrued professional fees                                          (24,201)                   (35,325)
  Increase in accrued salaries                                                     12,627                     16,472
  Decrease in accrual for lease cancellation and
    litigation reserves                                                                                      (3,750)
  Increase (decrease) in other accrued expenses                                  (25,166)                     10,734
                                                                           ---------------           ---------------
Total adjustments                                                                 462,259                    456,253
                                                                           ---------------           ---------------
Net cash provided by (used in) operating activities                               294,033                    455,052
                                                                           ---------------           ---------------

Cash flows from investing activities:
    Purchase of equipment, net                                                    (5,997)                    (2,206)
    Purchase of videocassette rental films                                      (345,706)                  (408,606)
                                                                           ---------------           ---------------
  Net cash used in investing activities                                         (351,703)                  (410,812)
                                                                           ---------------           ---------------

Cash flows from financing activities:
    Proceeds from notes payable                                                    49,000
    Repayment of notes payable                                                     (3,483)
                                                                           ---------------
Net cash provided by financing activities                                          45,517
                                                                           ---------------

Net increase (decrease) in cash                                                   (12,153)                    44,240
Cash at beginning of period                                                        66,739                     86,391
                                                                           ---------------           ---------------
Cash at end of period                                                       $      54,586              $     130,631
                                                                           ===============           ================
Supplementary disclosure of cash flow information:
   Cash paid during the year for interest                                   $       3,187              $      2,833
                                                                           ===============           ================


See accompanying notes to financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation And Significant Accounting Policies

         The financial information included herein for the three-month periods ended March 31, 1997 and 1996 and as of March 31,1997 are unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information has been omitted; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods and such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Equipment

         Equipment at March 31, 1997 is primarily comprised of furnishings, leaseholds, and computers related to the Company's retail stores.

Note 3 - Loss Per Common Share

         Loss per common share for the three-month period ended March 31, 1997 and 1996 was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

                                                                                Three Months Ended
                                                                                    March 31,
                                                                                    ---------
                                                                       1997                            1996
                                                             -------------------------     -----------------------------

         Number of shares used in calculations                        22,004,000                    22,004,000

Note 4 - Liquidity

         The financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in each year of its existence, aggregating $22,234,021 from inception through March 31, 1997, including a net loss of $168,227 for the three months ended March 31, 1997.

         The Company is currently operating in a severely distressed financial condition. As of March 31, 1997, the Company had a net working capital deficiency of approximately $2,531,000. The Company is currently funding its business on a day-to-day basis from revenues generated from its nine store operations. Because of the timing of the payment of certain obligations and an increase in the amount of credit extended by its primary supplier of videocassettes, the Company has reported positive cash flow from operations for the three months ended March 31, 1997. However, as the revenues from the Company's existing nine stores are insufficient to insure timely payment of its obligations, the Company continues to be in immediate need of financing to fund its short-term working capital needs.

         The Company's 5% unsecured promissory notes, in the principal amount of $680,000, provide, by their terms, that the sole remedy of the holders thereof upon default is to convert the principal and all accrued interest owing thereon, into shares of Series C Preferred Stock (valued at $.25 per share of Common Stock). The notes are not presently in default in the payment of principal or interest. However, the Board of Directors does not presently intend to make any payment on such notes upon their maturity in September 1997, leaving the holders thereof with the sole remedy of converting such notes into Series C Preferred Stock. The notes are not presently convertible.

         The Company is in default under the terms of three 10% promissory notes in the aggregate principal amount of $150,000 plus accrued interest. These notes are held by Carl Shaifer and Max Scheuerer, two members

                        CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 4 - Liquidity (Continued)

of the Shareholder Committee. The aggregate principal amount owing by the Company on said promissory notes was reduced to $150,000 from $180,000 as a result of a $30,000 payment made by the Company during 1995, to Mr. Scheuerer, the holder of two such notes in the then total principal amount of $150,000. This payment was made following the filing of a lawsuit against the Company by Mr. Scheuerer in which a judgment was sought in the principal amount of $150,000 plus accrued interest of $15,548. The lawsuit was withdrawn following said $30,000 payment without prejudice to its being reinstated if the balance owing on said notes was not paid in full prior to March 15, 1996. No further payments were made on such notes and Mr. Scheuerer filed a new lawsuit on September 18, seeking a judgment in the amount of $146,298, representing principal and interest owing to Mr. Scheuerer by the Company on said notes (plus future interest, costs and any other appropriate damages). Since that time, the Company has made payments to Mr. Scheuerer totaling $6,989 and subsequently entered into a settlement agreement with Mr. Scheuerer, providing for $3,000 monthly payments to him with the unpaid balance to be paid at closing of the proposed sale of substantially all of the Company's assets and business to West Coast Entertainment Corporation. Notwithstanding the settlement agreement, Mr. Scheuerer has proceeded with the litigation, and the Company has made no monthly payments. If the West Coast Transaction is not consummated, the Company would be unable to satisfy the balance owing.

         Additionally, the Company is in default under the terms of a 10% promissory note in the principal amount of $30,000, which note is held by Harold
E. Hamburg, a member of the Shareholder Committee. The Company has paid all interest due to date on said note.

         The Company is also delinquent and presently unable to satisfy various other liabilities, including amounts owing to vendors and landlords, as well as substantial professional fees owing in connection with, among other things, its now discontinued acquisition program and with respect to ongoing litigation. (See PART II, Item 1.)

         In connection with its now discontinued acquisition program, the Company incurred substantial professional fees. Of the amount billed, $353,799 remains unpaid to law firm retained in that connection . Previously, in 1994, JD Store Equipment, Inc. ("JD Store Equipment") agreed that, in the event its merger with the Company (the "JD Merger") was not consummated, JD Store Equipment would pay to the Company legal fees billed to the Company by the above law firm. That law firm resigned as counsel to the Company shortly after JD Store Equipment notified the Company that it was terminating the JD Merger. Subsequently, the Company made a demand for payment upon JD Store Equipment for all fees and disbursements in the amount of $793,281 billed to it by the law firm, of which $439,482 has to date been paid by the Company. To avoid the uncertainties associated with litigation and with collecting any judgment that may be obtained, the Company attempted to reach a settlement with JD Store Equipment, pursuant to which, among other things, JD Store Equipment would assume any obligation of the Company for the above professional fees which have been billed but not paid to such firm, and the Company would release JD Store Equipment from any obligation to pay the $793,281 of legal fees billed to the Company. As part of such settlement, the Company would be released by the law firm. There are no ongoing discussions at present regarding such a settlement and there is no assurance that any such settlement will be concluded.

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

         As previously reported, the Company has entered into an Asset Purchase Agreement (the "Purchase Agreement") with West Coast Entertainment Corporation, a Delaware corporation ("West Coast") , dated December 16, 1996, as amended, providing for the sale, transfer and assignment of substantially all of the

                        CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 4 - Liquidity (Continued)

Company's assets and business to West Coast (the "West Coast Transaction"). At the time of the signing of the Purchase Agreement, and in anticipation of the sale of assets, West Coast loaned the Company $150,000. Additionally, in connection with the Purchase Agreement, West Coast loaned the Company $20,000 on March 3, 1997 and $29,000 on March 19, 1997. All three of these loans are evidenced by 12% promissory notes, which are required to be paid at the closing of the West Coast Transaction or, if applicable at the closing of the sale of the assets of the Company's Newtown, Pennsylvania store (the "Newtown Store") or, in any event, on demand at any tine from and after May 31, 1997, as provided for under the Purchase Agreement, as amended on April 23, 1997 (See Note 5). All three notes are secured by a security interest in all of the assets of the Newtown Store. The proceeds of the notes were used to pay certain costs previously incurred.

         If an event occurs which entitles West Coast to receive a breakup fee under the Purchase Agreement, West Coast has been granted an option to purchase all of the Company's assets relating to the Newtown Store for the purchase price of $250,000 payable in cash.

         Under the Purchase Agreement, consummation of the West Coast Transaction remains contingent upon a number of conditions, the satisfaction of which cannot be assured, including, among others, obtaining all necessary consents and West Coast obtaining financing in an amount sufficient to consummate the West Coast Transaction and certain additional acquisitions. If the West Coast Transaction is successfully consummated, as to which no assurances can be given, the Company intends to use a substantial portion of the proceeds to reduce a portion of its debt, including all amounts owing on the10% promissory notes discussed above, held by Messrs. Shaifer, Scheuerer and Hamburg, but exclusive of $680,000 (plus accrued interest) owing on its 5% promissory notes (discussed above) and exclusive of $353,000 of professional fees billed in connection with its discontinued acquisition program (also discussed above). Thereafter, assuming that sufficient cash proceeds remain, as to which no assurance can be given, the Company's Board of Directors will consider various alternatives including (without limitation) seeking and considering other business opportunities that may be presented to the Company or making a partial distribution of the net cash proceeds to the Company's stockholders. However, as noted above, following a closing of the West Coast Transaction, certain liabilities will remain which, if paid, and, in addition, certain claims against the Company will exist which, if successfully asserted, could result in there being no cash proceeds with which to seek further business opportunities or to make any cash distribution to stockholders. Available proceeds following a closing will also be reduced by related transaction expenses and taxes, and by certain continuing costs, including professional fees, as well as by the $243,000 required to be escrowed pursuant to the terms of the Purchase Agreement with West Coast. Moreover, because the Company continues to operate at a net loss, the longer it takes to consummate the West Coast Transaction, the greater the Company's net loss, thereby reducing the proceeds available at closing.

         Absent consummation of the West Coast Transaction, the Company's future viability is doubtful, given its inability to secure needed capital, to extend further the due dates of liabilities, or to otherwise conclude or settle existing liabilities and claims on a satisfactory basis, and, possibly, to conclude existing litigation on a successful basis. Furthermore in such event, the Company would be required to repay all amounts loaned to it by West Coast, which loans are secured by the assets of the Company's Newtown Store, the Company's most profitable and valuable store. In the event the Company is not successful in consummating the West Coast Transaction, as to which no assurance can be given, the Company's Board of Directors believes, due to the Company's severely distressed financial condition, and the expectation that its financial condition will continue to deteriorate, that the Company will be ultimately forced to seek protection under the bankruptcy laws. Because the decision to file for bankruptcy is likely to be based upon the actions of third parties, primarily the landlords for the Company's stores and certain major creditors of the Company, it is not possible to predict at what point the Company would be forced to do so. In the event the Company is forced to file for bankruptcy, the Company's ability to conduct its business would likely be severely hampered and it is unlikely that the stockholders would receive any value.

                        CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - (Continued)

Note 5 - Subsequent Events

         On April 23, 1997, the Company and West Coast amended the Purchase Agreement to extend the termination date thereunder from a date no later than April 30, 1997 to a date no later than May 31, 1997.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition, changes in financial condition, and results of operations. It also includes a discussion of the Company's liquidity and capital resources at March 31, 1997, and later dated information, where practicable. This discussion should be read together with the Company's Financial Statements and the Notes thereto, beginning on Page 2.

Financial Condition, Liquidity and Capital Resources

         The Company is currently operating in a severely distressed financial condition. As of March 31, 1997, the Company had a net working capital deficiency of approximately $2,531,000. The Company is currently funding its business on a day-to-day basis from revenues generated from its nine store operations. Because of the timing of the payment of certain obligations, the Company has reported positive cash flow from operations for the three months ended March 31, 1997. However, as the revenues from the Company's existing nine stores are insufficient to insure timely payment of its obligations, the Company continues to be in immediate need of financing to fund its short-term working capital needs.

         The Company's 5% unsecured promissory notes in the principal amount of $680,000, provide, by their terms, that the sole remedy of the holders thereof upon default is to convert the principal and all accrued interest owing thereon, into shares of Series C Preferred Stock (valued at $.25 per share of Common Stock). The notes are not presently in default in the payment of principal or interest. However, the Board of Directors does not presently intend to make any payment on such notes upon their maturity in September 1997, leaving the holders thereof with the sole remedy of converting such notes into Series C Preferred Stock. The notes are not presently convertible.

         The Company is in default under the terms of three 10% promissory notes in the aggregate principal amount of $150,000 plus accrued interest. These notes are held by Carl Shaifer and Max Scheuerer, two members of the Shareholder Committee ( See Part II Item 1. Legal Proceedings). The aggregate principal amount owing by the Company on said promissory notes was reduced to $120,000 from $150,000 as a result of a $30,000 payment made by the Company during 1995 to Mr. Scheuerer, the holder of two such notes in the then principal amount of $150,000. This payment was made following the filing of a lawsuit against the Company by Mr. Scheuerer seeking collection of said notes. The lawsuit was withdrawn following said $30,000 payment without prejudice to its being reinstated if the balance owing on the notes was not paid in full prior to March 15, 1996. No further payments were made on such notes and, on September 18, 1996, Mr. Scheuerer filed a new lawsuit ( see Part II Item 1. Legal Proceedings), seeking a judgment in the amount of $146,298, (plus future interest, costs and any other appropriate damages), which amount allegedly represents $120,000 of principal and $26,298 of interest then owed by the Company to Mr. Scheuerer under the two 10% promissory notes. Since that time, the Company has made payments to Mr. Scheuerer totaling $6,989, and subsequently entered into a settlement agreement with Mr. Scheuerer, providing for $3,000 monthly payments to Mr. Scheuerer, with the unpaid balance to be paid upon the closing of the proposed sale of substantially all of the Company's assets and business to West Coast Entertainment Corporation. Notwithstanding the settlement agreement, Mr. Scheuerer has proceeded with the litigation, and the Company has made no monthly payments to Mr. Scheuerer.

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

         In connection with its now discontinued acquisition program, the Company incurred substantial professional fees. Of the amount billed, $353,799 remains unpaid to law firm retained in that connection . Previously, in 1994, JD Store Equipment, Inc. ("JD Store Equipment") agreed that, in the event its merger with the Company (the "JD Merger") was not consummated, JD Store Equipment would pay to the Company legal fees billed to the Company by the above law firm. That law firm resigned as counsel to the Company shortly after JD Store Equipment notified the Company that it was terminating the JD Merger. Subsequently, the Company made a demand for payment upon JD Store Equipment for all fees and disbursements in the amount of $793,281 billed to it by the law firm, of which $439,482 has to date been paid by the Company. To avoid the uncertainties associated with litigation and with collecting any judgment that may be obtained, the Company attempted to reach a settlement with JD Store Equipment, pursuant to which, among other things, JD Store Equipment would assume any obligation of the Company for the above professional fees which have been billed but not paid to such firm, and the Company would release JD Store Equipment from any obligation to pay the $793,281 of legal fees billed to the Company. As part of such settlement, the Company would be released by the law firm. There are no ongoing discussions at present regarding such a settlement and there is no assurance that any such settlement will be concluded.

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

         As previously reported, the Company has entered into an Asset Purchase Agreement (the " Purchase Agreement") with West Coast Entertainment Corporation, a Delaware corporation ("West Coast") , dated December 16, 1996, as amended, providing for the sale, transfer and assignment of substantially all of the Company's assets and business to West Coast (the "West Coast Transaction"). At the time of the signing of the Purchase Agreement, and in anticipation of the sale of assets, West Coast loaned the Company $150,000. Additionally, in connection with the Purchase Agreement, West Coast loaned the Company $20,000 on March 3, 1997 and $29,000 on March 19,1997. All three of these loans are evidenced by 12 % promissory notes, which are required to be paid at the closing of the West Coast Transaction or, if applicable, at the closing of the sale of the assets of the Company's Newtown, Pennsylvania Store (the "Newtown Store") or, in any event, on demand at any time from and after May 31, 1997, as provided for by the Purchase Agreement, as amended on April 23, 1997. All three notes are secured by a security interest in all of the assets of the Newtown Store. The proceeds of the notes were used to pay certain costs previously incurred.

         If an event occurs which entitles West Coast to receive a breakup fee under the Purchase Agreement, West Coast has been granted an option to purchase all of the Company's assets relating to the Newtown Store for the purchase price of $250,000 payable in cash.

         Under the Purchase Agreement, consummation of the West Coast Transaction remains contingent upon a number of conditions, the satisfaction of which cannot be assured, including, among others, obtaining all necessary consents and West Coast obtaining financing in an amount sufficient to consummate the West Coast Transaction and certain additional acquisitions. If the West Coast Transaction is successfully consummated, as to which no assurances can be given, the Company intends to use a substantial portion of the proceeds to reduce a portion of its debt, including all amounts owing on the10% promissory notes discussed above, held by Messrs. Shaifer, Scheuerer and Hamburg, but exclusive of $680,000 (plus accrued interest) owing on its 5% promissory notes (discussed above) and exclusive of $353,000 of professional fees billed in connection with its discontinued acquisition program (also discussed above). Thereafter, assuming that sufficient cash proceeds remain, as to which no assurance can be given, the Company's Board of Directors will consider various alternatives including (without limitation) seeking and considering other business opportunities that may be presented to the Company or making a partial distribution of the net cash proceeds to the Company's stockholders. However, as noted above, following a closing of the West Coast Transaction, certain liabilities will remain which, if paid, and, in addition, certain claims against the Company will exist which, if successfully asserted, could result in there being no cash proceeds with which to seek further business opportunities or to make any cash distribution to stockholders. Available proceeds following a closing will also be reduced by related transaction expenses and taxes, and by certain continuing costs, including professional fees, as well as by the $243,000 required to be escrowed pursuant to the terms of the Purchase Agreement with West Coast. Moreover, because the Company continues to operate at a net loss, the longer it takes to consummate the West Coast Transaction, the greater the Company's net loss, thereby reducing the proceeds available at closing.

         Absent consummation of the West Coast Transaction, the Company's future viability is doubtful, given its inability to secure needed capital, to extend further the due dates of liabilities, or to otherwise conclude or settle existing liabilities and claims on a satisfactory basis, and, possibly, to conclude existing litigation on a successful basis. Furthermore in such event, the Company would be required to repay all amounts loaned to it by West Coast, which loans are secured by the assets of the Company's Newtown Store, the Company's most profitable and valuable store. In the event the Company is not successful in consummating the West Coast Transaction, as to which no assurance can be given, the Company's Board of Directors believes, due to the Company's severely distressed financial condition, and the expectation that its financial condition will continue to deteriorate, that the Company will be ultimately forced to seek protection under the bankruptcy laws. Because the decision to file for bankruptcy is likely to be based upon the actions of third parties, primarily the landlords for the Company's stores and certain major creditors of the Company, it is not possible to predict at what point the Company would be forced to do so. In the event the Company is forced to file for bankruptcy, the Company's ability to conduct its business would likely be severely hampered and it is unlikely that the stockholders would receive any value.

         This Quarterly Report on Form 10-QSB contains forward looking information with respect to, among other things, plans, future events or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results or future events to differ materially from those expressed in any forward looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties associated with consummation of the West Coast Transaction, adverse litigation, the effects of competition, the ability to make timely payment to vendors, the inability to satisfy obligations to certain landlords and creditors, the risk of being unable to finance videocassette inventory acquisitions due to its severely distressed financial condition, and those risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. Where any forward looking statement includes a statement of the assumptions or bases underlying such forward looking statement, the Company cautions that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward looking statement, the Company expresses an expectation or belief as to plans or future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect" and "anticipate" and similar expressions identify forward looking statements.


Capital Expenditures

         During the three-month period ended March 31, 1997, the Company's capital expenditures, relating to the purchase of videocassette rental films and furniture and fixtures, were approximately $346,000 and $6,000, respectively, compared to $409,000 for the purchase of videocassette rental films and $2,000 for the purchase of furniture and fixtures during the same period in 1996. The Company does not anticipate a significant increase in capital expenditures for the remainder of the current year other than the replenishment of videocassette rental films during the normal course of business.

Material Changes in Financial Condition

Assets:

         Total assets decreased by approximately $98,000 between December 31, 1996 and March 31, 1997, primarily due to decreases in prepaid expenses, merchandise inventory and cash used to fund the Company's operations, and to the amortization of intangible assets and other deferred costs. The decrease in merchandise inventory is primarily due to the Company operating nine stores during the 1997 period when compared to ten stores in operation during the 1996 period.

Liabilities:

         Total liabilities increased by approximately $70,000 between December 31, 1996 and March 31, 1997, primarily due to the increases in accrued expenses and accounts payable as a result of the timing of payment of certain obligations, and to the increase in notes payable (See Part 1, Item 1. Note 3.)

Stockholders' Deficit:

         Between December 31, 1996 and March 31, 1997, the increase in stockholders' deficit was due to the loss of approximately $168,000 for the three-month period ended March 31, 1997.

Material Changes in Results of Operations

         Rental revenues decreased approximately $96,000, or 9%, during the comparative three-month period ended March 31, 1997. The decrease is primarily due to the Company operating nine stores during the 1997 period compared to ten stores in operation during the 1996 period, to less favorable rental-weather conditions, and to a lesser extent, competition during the 1997 period. Same store rental revenue increased approximately $14,000, or 1%, during the 1997 period.

         Merchandise sales decreased approximately $7,000, or 3%, during the comparative three-month period ended March 31, 1997. The decrease is primarily due to the Company operating nine stores during the 1997 period compared to ten stores in operation during the 1996 period.

         Cost of goods sold decreased approximately $41,000, or 15% as a percentage of merchandise sales, during the three-month comparative period. The decrease, as a percentage of merchandise sales, is primarily related to higher margins on rental films sold during 1997 when compared to 1996. Also included in merchandise revenue during the three-month period ended 1997 is approximately $18,000 of customer membership revenue which has no corresponding cost of sales.

         Cost of movie rentals was approximately $106,000 during the three-month comparative period primarily due to the usage of a pay per transaction arrangement with a supplier of videocassette rental films.

         Store payroll decreased approximately $7,000 during the three-month comparative period . The decrease is primarily related to there being only nine stores in operation during 1997 compared to ten stores in operation during the 1996 comparative periods, and to the Company's continuing efforts to reduce operating costs in its stores. Store rents increased approximately $2,000 during the three comparative period. Other store operating expenses remained relatively constant during the three-month comparative period.

         Selling and administrative expenses increased approximately $11,000, or 8% during the 1997 comparative period primarily due to costs related to the West Coast Transaction.

         Professional and consulting fee expenses increased approximately $48,000 during the 1997 comparative period primarily due to costs associated with certain litigation (See Part II Item 1. Legal Proceedings) and to costs associated with the West Coast Transaction.

         Loss on disposal of videocassette rental inventory decreased approximately $7,000, but remained relatively constant as percentage of rental revenue during the 1997 comparative period.

         Depreciation and amortization expense decreased approximately $50,000, or 2% during the 1997 comparative period, primarily due to having only nine stores in operation during 1997 compared to ten stores in operation during the 1996 period.. Approximately $20,000 of the decrease related to a reduction in depreciation expense for property and equipment and approximately $30,000 of the decrease related to depreciation of videocassette rental films during the period ended March 31, 1997.

         Interest expense increased approximately $3,000 during the 1997 comparative period primarily due to the interest expense relating to the increase in notes payable outstanding at March 31, 1997 when compared to the same period in 1996.

         As a result of the foregoing, the Company incurred a net loss of approximately $168,000 during the three-month period ended March 31, 1997.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         The Company has recently been involved in certain legal proceedings concerning control of the Company's Board of Directors. The following is a description of these proceedings and certain other material legal proceedings, which are pending:

         Shareholder Committee Litigation. On July 26, 1996, the Company filed a lawsuit in the United States District Court for the District of Columbia (the "Washington Proceedings"), entitled Choices Entertainment Corporation v. Carl Shaifer et al., Civil Action No. 1:96-CV-01753, seeking declaratory and injunctive relief against the following group of stockholders: Carl Shaifer, Joseph DeSaye, Max Scheuerer, Maureen and Lawrence Feeney, William and Evelyn Goatley, P.L. Anderson, Jr. , Harold E. Hamburg, David F. Beckman, Mark and Barbara Raifman and Frank Harvey (collectively, the "Shareholder Committee") for alleged violations of the federal securities laws. The Shareholder Committee had previously filed a Solicitation Statement ( the "Solicitation Statement") with the Securities and Exchange Commission on June 28, 1996, in connection with the Shareholder Committee's solicitation of written consents from other shareholders for the purpose of removing and replacing the then Board of Directors of the Company without the holding of a meeting. The Company believes that the Solicitation Statement contains material misleading statements and omissions of material facts, including the failure to disclose serious conflicts of interests of the Shareholder Committee and of certain of its director nominees to the Board, that the Shareholder Committee had failed to file a Schedule 13D in accordance with the requirements of the Securities Exchange Act of 1934, and that any consents obtained by the Shareholder Committee had been obtained in violation of the federal securities laws and were invalid.

         On July 29, 1996, the Shareholder Committee delivered written consents to the Company, which the Shareholder Committee asserted were sufficient to remove and replace the Company's then Board of Directors with the nominees of the Shareholder Committee without the holding of a meeting, and such nominees attempted to assert control and to terminate the employment of existing management. The Company did not recognize the action purported to have been taken by the Shareholder Committee, having concluded that the Shareholder Committee had not delivered sufficient consents to remove and replace the Company's then Board and, in any event, that such consents were otherwise invalid as having been obtained in violation of the federal securities laws.

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

         On September 4, 1996, after two summary hearings, and prior to the filing of an answer by defendants in the Delaware Proceedings, the Delaware Court of Chancery, without ruling on the merits, ordered, inter alia: (i) that the annual meeting of stockholders be held on December 20, 1996, as previously announced by the Company, (ii) that the then existing Board, consisting of Ronald W. Martignoni, John A. Boylan and Fred E. Portner, constituted the Company's Board of Directors, until the earlier of the election of directors at the meeting or the resolution of plaintiffs claims in the lawsuit, and that Joseph DeSaye, except with respect to certain matters, be permitted to attend Board meetings, and (iii) that, until the earlier of the election of directors at the annual meeting or the resolution of plaintiffs claims in the lawsuit, the Company could not issue any voting securities in certain specified transactions except upon Court order and that the Company could not, except upon five business days notice, take any "action out of the ordinary course, " as defined in the order. The order also provides that the restrictions contained therein could be waived by written agreement of the parties and that the order may be modified by the Court. On September 6, 1996, defendants filed an answer to the complaint in the Delaware Proceedings, denying plaintiffs allegations with regard to all claims.

         On September 12, 1996, counsel for the Company and the Shareholder Committee notified the Court in the Washington Proceedings that they were engaged in settlement discussions and requested postponement of the hearing previously scheduled for September 13, 1996, which postponement was granted.

         The annual meeting was held, in accordance with the Chancery Court order, on December 20, 1996, at which a new Board of Directors was elected.

         On February 10, 1997, the parties filed a stipulation of dismissal without prejudice in the Washington Proceedings, and on February 12, 1997, the parties filed a stipulation of dismissal without prejudice in the Delaware Proceedings.

         Scheuerer Litigation. On September 18, 1996, a lawsuit was filed against the Company in the Court of Common Pleas of Bucks County, Pennsylvania, captioned Max Scheuerer v. Choices Entertainment Corporation, Civil Action No. 96006871, in which plaintiff, Max Scheuerer, a member of the Shareholder Committee, is seeking a judgment in the amount of $146,298 (plus future interest, costs and any other appropriate damages), which amount allegedly represents $120,000 of principal and $26,298 of interest owed by the Company to plaintiff under two 10% promissory notes. The Company has entered into a settlement agreement with Mr. Scheuerer, providing for $3,000 monthly payments to Mr. Scheuerer with the unpaid balance to be paid upon the closing of the proposed sale of substantially all of the Company's assets and business to West Coast Entertainment Corporation. Notwithstanding the settlement agreement, Mr. Scheuerer has proceeded with the litigation, and the Company has made no monthly payments to Mr. Scheuerer. (See Part I Item 1. Management's Discussion and Analysis or Plan of Operation).

         Gibbs Litigation. On April 9, 1996, a lawsuit was filed against the Company in the Superior Court of California, entitled Gary N. Gibbs et al. v. Choices Entertainment Corporation et al., No. BC147815, by certain individuals who allegedly purchased or purchased and sold securities of the Company. Also named as defendants in the lawsuit were the members of the then Board of Directors, a former director and certain others. It is alleged that the Company made false and misleading statements and omitted to state certain material facts in public communications and in reports filed with the Securities and Exchange Commission with regard to a possible merger with JD Store Equipment, Inc. ("JD Store"), which was terminated by JD Store in September 1995, and with regard to the Company's related acquisition program. On July 12, 1996, Demurers to the Complaint filed on behalf of the Company and the other defendants were sustained. On July 29, 1996, a Second Amended Complaint was filed, in which plaintiffs seek monetary damages against the Company and the other defendants in the amount of $303,470, plus attorney's fees, costs of suit and such other relief as the court deems just. The plaintiffs are principally the same individuals who filed the prior Complaint, which contains substantially the same allegations as now set forth in the Second Amended Complaint. On August 28, 1996, the Company filed an answer to the complaint, denying plaintiffs allegations with regard to all claims. On October 22, 1996 the Company also filed a motion for summary judgment, which was denied on November 26, 1996. Discovery is proceeding. The Company intends to contest the lawsuit vigorously.

Item 3. Defaults Upon Senior Securities.

         The Company is in default under the terms of three 10% promissory notes in the aggregate principal amount of $150,000 plus accrued interest. These notes are held by Carl Shaifer and Max Scheuerer, two members of the Shareholder Committee ( See Part II Item 1. Legal Proceedings). The aggregate principal amount owing by the Company to Mr. Scheuerer on said promissory notes was reduced to $120,000 from $150,000 as a result of a $30,000 payment made by the Company, to Mr. Scheuerer on November 30, 1995,following the filing of a lawsuit against the Company by Mr. Scheuerer seeking collection of said notes. The lawsuit was withdrawn following said $30,000 payment without prejudice to its being reinstated if the balance owing on the notes was not paid in full prior to March 15, 1996. No further payments were made on such notes and, on September 18, 1996, Mr. Scheuerer filed a new lawsuit ( see Part II Item 1. Legal Proceedings), seeking a judgment in the amount of

$146,298, (plus future interest, costs and any other appropriate damages), which amount allegedly represents $120,000 of principal and $26,298 of interest then owed by the Company to Mr. Scheuerer under the two 10% promissory notes. Since that time, the Company has made payments to Mr. Scheuerer totaling $6,989, and subsequently entered into a settlement agreement with Mr. Scheuerer, providing for $3,000 montly payments to Mr. Scheuerer, with the unpaid balance to be paid upon the closing of the proposed sale of substantially all of the Company's assets and business to West Coast Entertainment Corporation. Nothwithstanding the settlement agreement, Mr. Scheuerer has proceeded with the litigation, and the Company has made no monthly payments to Mr. Scheuerer.

         Additionally, the Company is in default under the terms of a 10% promissory note in the principal amount of $30,000, which note is held by Harold
E. Hamburg, a member of the Shareholder Committee. The Company has paid all interest due to date on said note.

Item 4. Submission of Matters to a Vote of Security-Holders.

         A special Meeting of Stockholders was held on March 12, 1997, to consider and vote upon a proposal to approve the sale, transfer and assignment of substantially all of the Company's assets and business to West Coast Entertainment Corporation ("West Coast") (the "West Coast Transaction"). The proposal was approved by the following combined vote of the Company's Common and Preferred Stock voting together as a single class:

               For                Against               Abstain
         ----------------      ---------------      -----------------
           12,439,223  (1)       2,361,808               13,850

----------
(1) Represents 53% of the combined number of votes attributable to the outstanding shares of the Company's Common and Preferred Stock.

         Under the Purchase Agreement, consummation of the West Coast Transaction remains contingent upon a number of other conditions, the satisfaction of which cannot be assured, including, among others, obtaining all necessary consents and West Coast obtaining financing in an amount sufficient to enable it to consummate the West Coast Transaction and certain additional acquisitions.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         The exhibits listed in the Index to Exhibits appearing on Page E-1 are included as part of this report.

(b)   Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CHOICES ENTERTAINMENT CORPORATION


Date:    May 12, 1997              By:       /s/ Ronald W. Martignoni
                                       ------------------------------
                                            Ronald W. Martignoni
                                            Chief Executive Officer


Date:    May 12, 1997              By:      /s/ Lorraine E. Cannon
                                       ------------------------------
                                            Lorraine E. Cannon
                                            Chief Financial Officer

                                INDEX TO EXHIBITS
Exhibit
    No.          Description of Exhibit
    ---          ----------------------
3  (a)           Certificate of Incorporation, as amended (1)
   (b)           Certificate of Designations of Series C Preferred Stock, as
                 amended (2)
   (c)           By-Laws, as amended (3)
4  (a)            Form of Certificate Evidencing Shares of Common Stock (4)
   (b)            Form of 5% Promissory Note (5)
10(a)            Non-Employee Director Stock Option Agreement between Registrant and Fred E. Portner (6)
10(b)            Non-Employee Director Stock Option Agreement between Registrant and James D. Sink (6)
27(a)            Financial Data Schedule (6)

================================================================================

(1) Filed as an Exhibit to Registrant's Registration Statement on Form S-8 (File No. 33-87016) and incorporated herein by reference.
(2) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB, for the year ended December 31,1996 and incorporated herein by reference.
(3) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(4) Filed as an Exhibit to Registrant's Registration Statement on Form S-1, inclusive of Post-Effective Amendment No.1 thereto (File No.:
         33-198983) and incorporated herein by reference.
(5) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 and incorporated herein by reference.
(6)      Filed herewith.