Form 10QSB
period 1997-06-30
CHOICES ENTERTAINMENT CORP
filed 1997-08-14
CIK 822935

                 U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                            ---------------

                              FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1997

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act

    For the transition period from _____________ to ______________

    Commission file number 0-17001

                      Choices Entertainment Corporation
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

      Delaware                                               52-1529536
------------------------                             ---------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

836 W. Trenton Avenue, Morrisville, Pennsylvania                      19067
------------------------------------------------                      -----
(Address of Principal Executive Offices)                            (Zip code)

Issuer's Telephone Number, Including Area Code                  (215) 428-1000
                                                                ---------------

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

    Yes  X      No
       -----       -----

    State the number of shares outstanding of the issuer's Common Stock, as of August 14, 1997: 22,004,395

    Transitional Small Business Disclosure Format (check one):

    Yes       No  X
       ----     -----

Part I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       CHOICES ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS

                                                                                  JUNE 30, 1997  DECEMBER 31, 1996
                                                                                  -------------  -----------------
                                                                                   (UNAUDITED)       (AUDITED)
ASSETS
------

Current assets:
 Cash...........................................................................  $     515,556    $      66,739
 Cash held in escrow (Notes 3 and 4)............................................         81,000
 Accounts receivable............................................................          8,664
 Prepaid expenses...............................................................         25,500           20,842
 Other deferred costs...........................................................         10,869           30,453
                                                                                   ------------     ------------
   Total current assets.........................................................        641,589          118,034

Cash held in escrow (Notes 3 and 4).............................................        162,000
Other assets....................................................................          7,400            7,400
Net assets of discontinued business (Note 4)....................................                       1,054,425
                                                                                   ------------     ------------
                                                                                   ------------     ------------
                                                                                  $     810,989    $   1,179,859
                                                                                   ------------     ------------
                                                                                   ------------     ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Notes payable..................................................................  $     680,000    $     854,000
 Accounts payable...............................................................        111,031           61,558
 Accrued merger and acquisition expenses........................................        353,799          425,299
 Accrued professional fees......................................................        164,085          168,199
 Accrual for lease cancellation and litigation reserves.........................                           1,250
 Accrued salaries...............................................................         18,099            7,500
 Other accrued expenses.........................................................         54,894           80,307
 Net liabilities of discontinued business (Note 4)..............................                         908,293
                                                                                   ------------     ------------
   Total current liabilities....................................................      1,381,908        2,506,406
                                                                                  -------------  -----------------
Stockholders' deficit:
 Preferred stock, par value $.01 per share:
   Authorized 5,000 shares: 37.4 shares issued and outstanding in 1997 and 1996
 Common stock, par value $.01 per share:
   Authorized 50,000,000 shares: issued and outstanding 22,004,395 shares in 1997
    and 1996....................................................................        220,044          220,044
 Additional paid-in-capital.....................................................     20,519,203       20,519,203
 Accumulated deficit............................................................    (21,310,166)     (22,065,794)
                                                                                   ------------     ------------
   Total stockholders' deficit..................................................       (570,919)      (1,326,547)
                                                                                   ------------     ------------
                                                                                  $     810,989    $   1,179,859
                                                                                   ------------     ------------
                                                                                   ------------     ------------

See accompanying notes to financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                           STATEMENTS OF INCOME (LOSS)
                                 (Unaudited)


                                                                FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                   ENDED JUNE 30,            ENDED JUNE 30,
                                                               -----------------------  -------------------------
                                                                  1997        1996          1997         1996
                                                               ----------  -----------  ------------  -----------
Operating costs and expenses:

 Selling and administrative expenses.........................  $   43,598  $    40,855  $     72,117  $    75,233
 Professional and consulting expenses........................      61,210       81,656       126,441      103,433
 Depreciation and amortization...............................       9,792        9,792        19,584       19,584
                                                               ----------  -----------  ------------  -----------
                                                                  114,600      132,203       218,142      198,250
                                                               ----------  -----------  ------------  -----------
Other expenses:

 Interest expense, net.......................................      17,429       13,427        34,490       27,706
                                                               ----------  -----------  ------------  -----------
Loss from continuing operations..............................    (132,029)    (145,730)     (252,632)    (225,956)
                                                               ----------  -----------  ------------  -----------
Discontinued operations--Note 4
  Loss from discontinued operations..........................    (256,161)    (134,895)     (303,785)     (55,870)
  Gain on sale of discontinued operations, net of tax of
   $13,092...................................................   1,312,045                  1,312,045
                                                               ----------  -----------  ------------  -----------
  Gain (loss) from discontinued operations...................   1,055,884     (134,895)    1,008,260      (55,870)
                                                               ----------  -----------  ------------  -----------
Net income (loss)............................................  $  923,855  $  (280,625) $    755,628  $  (281,826)
                                                               ----------  -----------  ------------  -----------
                                                               ----------  -----------  ------------  -----------
Net income (loss) per share of common stock--Note 2:
  Primary income (loss) per share:..........................
   Continuing operations.....................................  $    (0.01) $     (0.01) $      (0.01) $     (0.01)
                                                               ----------  -----------  ------------  -----------
                                                               ----------  -----------  ------------  -----------
   Discontinued operations...................................  $     0.05  $     (0.01) $       0.05  $     (0.01)
                                                               ----------  -----------  ------------  -----------
                                                               ----------  -----------  ------------  -----------
Fully diluted income (loss) per share:
   Continuing operations.....................................  $    (0.01) $     (0.01) $      (0.01) $     (0.01)
                                                               ----------  -----------  ------------  -----------
                                                               ----------  -----------  ------------  -----------
   Discontinued operations...................................  $     0.04  $     (0.01) $       0.04  $     (0.01)
                                                               ----------  -----------  ------------  -----------
                                                               ----------  -----------  ------------  -----------


See accompanying notes to financial statements.

                       CHOICES ENTERTAINMENT CORPORATION
                       STATEMENTOF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (UNAUDITED)

                                         PREFERRED         COMMON STOCK         ADDITIONAL
                                           STOCK     ------------------------     PAID-IN      ACCUMULATED
                                          SHARES        SHARES       AMOUNT       CAPITAL        DEFICIT          TOTAL
                                        -----------  ------------  ----------  -------------  --------------  -------------
Balance at December 31, 1996..........        37.4     22,004,395  $  220,044  $  20,519,203  $  (22,065,794) $  (1,326,547)

Net income for the six months ended
  June 30, 1997.......................                                                               755,628        755,628
                                               ---   ------------  ----------  -------------  --------------  -------------
                                              37.4     22,004,395  $  220,044  $  20,519,203  $  (21,310,166) $    (570,919)
                                               ---   ------------  ----------  -------------  --------------  -------------
                                               ---   ------------  ----------  -------------  --------------  -------------

See accompanying notes to financial statements.

                            CHOICES ENTERTAINMENT CORPORATION
                                 STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                               FOR THE SIX MONTHS ENDED
                                                        JUNE 30,
                                              --------------------------
                                                 1997             1996
                                             ------------     -----------
Cash flows from operating activities:
Net income (loss)..........................      $755,628     $  (281,826)
                                              ----------        ----------
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization............     480,015           602,500
  Gain on sale of assets, net of tax (Note     (1,312,045)
    4).....................................
  Cost of rental films sold................     121,342           215,087
  Loss on disposal of rental films.........      82,125           119,704
  Videocassette and inventory reserves.....       7,667            11,982
Change in assets and liabilities:
  Increase in cash held in escrow..........    (243,000)
  (Increase) decrease in accounts                 4,126
    receivable.............................                         (4,465)
  (Increase) decrease in merchandise             62,584
  inventories..............................                        (18,173)
  (Increase) decrease in prepaid expenses..      16,183            (27,896)
  Increase in other deferred costs.........       1,762
  Increase (decrease) in accounts payable..    (588,807)           207,972
  Decrease in accrued merger and acquisition    (50,550)
    expenses...............................                        (23,334)
  Increase (decrease) in accrued professional  (104,114)
    fees...................................                         14,909
  Decrease in deferred revenue.............     (27,797)
  Decrease in accrued salaries.............     (37,635)            (8,411)
  Decrease in accrual for lease cancellation     (1,250)
    and litigation reserves................                         (7,500)
  Increase (decrease) in other accrued         (158,648)
    expenses...............................                         67,256
                                                 ---------       ----------
Total adjustments..........................    (1,748,042)       1,149,631
                                                ----------       ----------
Net cash provided by (used in) operating
  activities...............................     (992,414)          867,805
                                                ----------       ----------
Cash flows from investing activities:
  Purchase of equipment, net...............       (6,015)           (5,821)
  Purchase of videocassette rental films...     (619,311)         (858,477)
  Net proceeds from sale of assets (Note 4)    2,411,507
                                                ----------      ----------
Net cash provided by (used in) investing
  activities...............................    1,786,181          (864,298)
                                                ----------      ----------
Cash flows from financing activities:
  Proceeds from notes payable..............       49,000
  Repayment of notes payable...............     (393,950)           (5,530)
                                              ----------        ----------
Net cash used in financing activities......    (344,950)            (5,530)
                                              ----------        ----------
Net increase (decrease) in cash............     448,817             (2,021)
Cash at beginning of period................      66,739             86,391
                                              ----------        ----------
Cash at end of period......................    $515,556        $    84,370
                                              ----------        ----------
                                              ----------        ----------
Supplementary disclosure of cash flow
  information:
  Cash paid during the year for interest...     $19,601        $     7,842
                                              ----------        ----------
                                              ----------        ----------

    See accompanying notes to financial statements.

                         CHOICES ENTERTAINMENT CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1--BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

    The financial information included herein for the three-month and six-month periods ended June 30, 1997 and 1996 and as of June 30,1997 are unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information has been omitted; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods and such adjustments are of a normal recurring nature. The results of operations for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

    Reclassification of the 1996 financial statements has been made to conform with the presentation of the 1997 financial statements.

NOTE 2--NET INCOME (LOSS) PER COMMON SHARE

    Primary income per share for the three-month and six-month periods ended June 30, 1997 was computed by dividing the net income by the weighted average number of common shares outstanding during the periods.

    Primary and fully diluted loss per share for the three-month and six-month periods ended June 30, 1996 was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. No consideration was given to the conversion of preferred stock since the result of that calculation would be anti-dilutive.

    Fully diluted income per share for the three-month and six-month periods ended June 30, 1997, was computed by dividing the net income by the weighted average number of common shares outstanding during the periods, as well as the number of common shares that would be outstanding as a result of the conversion of the Company's preferred stock.

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
Number of shares used in calculation
  Primary dilution.........................................    22,004,000    22,004,000    22,004,000    22,004,000
  Full dilution............................................    23,500,000    22,004,000    23,500,000    22,004,000

NOTE 3--LIQUIDITY

    As previously reported, on June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation, ("West Coast"). Notwithstanding the sale of its operating business, the Company's financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses, aggregating $21,310,166 from inception through June 30, 1997, including a net loss of $556,417 for the six months ended June 30, 1997, before a net gain of $1,312,045 from the sale of substantially all of the Company's assets to West Coast ( the "West Coast Transaction") (see Note 4 ). As of June 30, 1997, the Company had a net working capital deficiency of approximately $740,000.

    The West Coast Transaction provided $2,430,000 in cash, of which $243,000 remains in escrow with West Coast, and $515,000 remained available to the Company at June 30, 1997, after the payment of liabilities and other expenses. The $515,000 of cash available at June 30, 1997 was less than anticipated because of delays in the closing of the West Coast Transaction during which time the Company continued to operate at a loss.

                         CHOICES ENTERTAINMENT CORPORATION
                           NOTES TO FINANCIAL STATEMENTS - (continued)
                                    (Unaudited)

NOTE 3--LIQUIDITY - (continued)

    Since June 30, 1997 and through the date of this report, the Company has used approximately $150,000 in cash to (i) satisfy certain liabilities, (ii) pay professional fees, which include those associated with existing litigation,
(iii) maintain administrative functions (at present the Company only employs three persons, all in finance and administration), and (iv) identify and consider various alternative business opportunities. The Company expects it will continue in this manner for the foreseeable future. Furthermore, certain liabilities remain which, if paid, and certain claims against the Company exist which, if successfully asserted, could result in there being no cash remaining with which to seek alternative business opportunities. These claims and liabilities include but are not limited to:

    5% UNSECURED PROMISSORY NOTES. The Company's 5% unsecured promissory notes, in the principal amount of $680,000, provide, by their terms, that the sole remedy of the holders thereof upon default is to convert the principal and all accrued interest owing thereon, into shares of Series C Preferred Stock (valued at $.25 per share of Common Stock). The notes are not presently in default in the payment of principal and interest. However, the Board of Directors does not intend to make any payment on such notes upon their maturity in September 1997, leaving the holders thereof with the sole remedy of converting such notes into Series C Preferred Stock. The notes are not presently convertible.

    PROFESSIONAL FEES. In connection with its now discontinued acquisition program, the Company incurred substantial professional fees. Of the amount billed, $353,799 remains unpaid to law firm retained in that connection . Previously, in 1994, JD Store Equipment, Inc. ("JD Store Equipment") agreed that, in the event its merger with the Company (the "JD Merger") was not consummated, JD Store Equipment would pay to the Company legal fees billed to the Company by the above law firm. That law firm resigned as counsel to the Company shortly after JD Store Equipment notified the Company that it was terminating the JD Merger in September 1995. Subsequently, the Company made a demand for payment upon JD Store Equipment for all fees and disbursements in the amount of $793,281 billed to it by the law firm, of which $439,482 has to date been paid by the Company. To avoid the uncertainties associated with litigation and with collecting any judgment that may be obtained, the Company attempted to reach a settlement with JD Store Equipment. However, there are no ongoing discussions at present regarding a settlement and there is no assurance that any settlement will be concluded.

    SHAREHOLDER LITIGATION. As previously reported, on April 9, 1996, a lawsuit was filed against the Company and certain others, including the members of the then Board of Directors, in the Superior Court of California, by certain individuals who allegedly purchased or purchased and sold securities of the Company, entitled Gary N. Gibbs et al. v. Choices Entertainment Corporation et al., in which plaintiffs seek monetary damages against the Company and other defendants in the amount of $303,470, plus attorney's fees, costs of suit and such other relief as the Court deems just. Discovery is proceeding and the Company intends to contest the lawsuit vigorously.(See Part II Item 1. Legal Proceedings). However, even if the Company is successful in defending this lawsuit, the cost alone in professional fees will be substantial and material in amount.

    The Company's viability for the foreseeable future is and will continue to be dependent upon its ability to find other business opportunities, to secure needed capital and to successfully conclude existing litigation. No assurance can be given that the Company will be successful in that regard. In the event the Company is not successful, it is unlikely that there would be any amounts available for distribution to the Company's stockholders.

                         CHOICES ENTERTAINMENT CORPORATION
                           NOTES TO FINANCIAL STATEMENTS - (continued)
                                    (Unaudited)

NOTE 4--WEST COAST TRANSACTION AND DISCONTINUED OPERATIONS

    As previously reported, the Company consummated the previously announced sale of substantially all of its assets to West Coast on June 16, 1997. The consideration for the assets sold consisted entirely of cash in the amount of $2,430,000. A substantial portion of the proceeds was used to reduce a portion of the Company's liabilities at closing. In addition, $243,000 of the proceeds was escrowed with West Coast pursuant to the terms of the Asset Purchase Agreement between the Company and West Coast. The escrowed funds will be released to the Company in three installments of $81,000 (plus interest) every six months over a period of eighteen months, subject to amounts withheld pursuant to any claims made by West Coast under the terms of the Escrow Agreement between the Company and West Coast.

    The Company recognized a net gain on the sale of its assets of approximately $1,312,000, which has been reported in discontinued operations on the Statements of Income (Loss) for the three-month and six-month periods ended June 30, 1997. Revenues for the discontinued business for the three- month and six-month periods ended June 30, 1997, were $859,399 and $2,115,622, respectively, compared to revenues for the discontinued business for the three-month and six-month period ended June 30, 1996, of $1,213,510 and $2,572,615, respectively.

    The assets sold in the West Coast Transaction, net of applicable liabilities, have been reclassified as noncurrent assets and current liabilities of the discontinued business on the 1996 Balance Sheet. At December 31, 1996, approximately $1,054,000 related to net noncurrent assets, and approximately $908,000 related to net current liabilities of the discontinued business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition, changes in financial condition, and results of operations. The discussion also includes the Company's liquidity and capital resources at June 30, 1997 and later dated information, where practicable.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    As previously reported, on June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation, ("West Coast"). Notwithstanding the sale of its operating business, the Company's financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses, aggregating $21,310,166 from inception through June 30, 1997, including a net loss of $556,417 for the six months ended June 30, 1997, before a net gain of $1,312,045 from the sale of substantially all of the Company's assets to West Coast ( the "West Coast Transaction") (see Note 4 to the Financial Statements). As of June 30, 1997, the Company had a net working capital deficiency of approximately $740,000.

    The West Coast Transaction provided $2,430,000 in cash, of which $243,000 remains in escrow with West Coast, and $515,000 remained available to the Company at June 30, 1997, after the payment of liabilities and other expenses. The $515,000 of cash available at June 30, 1997 was less than anticipated because of delays in the closing of the West Coast Transaction during which time the Company continued to operate at a loss. Since June 30, 1997 and through the date of this report, the Company has used approximately $150,000 in cash to (i) satisfy certain liabilities, (ii) pay professional fees, which include those associated with existing litigation, (iii) maintain administrative functions (at present the Company only employs three persons, all in finance and administration), and (iv) identify and consider various alternative business opportunities. The Company expects it will continue in this manner for the foreseeable future. Furthermore, certain liabilities remain which, if paid, and certain claims against the Company exist which, if successfully asserted, could result in there being no cash remaining with which to seek alternative business opportunities. These claims and liabilities include but are not limited to:


5% UNSECURED PROMISSORY NOTES. The Company's 5% unsecured promissory notes, in the principal amount of $680,000, provide, by their terms, that the sole remedy of the holders thereof upon default is to convert the principal and all accrued interest owing thereon, into shares of Series C Preferred Stock (valued at $.25 per share of Common Stock). The notes are not presently in default in the payment of principal and interest. However, the Board of Directors does not intend to make any payment on such notes upon their maturity in September 1997, leaving the holders thereof with the sole remedy of converting such notes into Series C Preferred Stock. The notes are not presently convertible.

    PROFESSIONAL FEES. In connection with its now discontinued acquisition program, the Company incurred substantial professional fees. Of the amount billed, $353,799 remains unpaid to law firm retained in that connection . Previously, in 1994, JD Store Equipment, Inc. ("JD Store Equipment") agreed that, in the event its merger with the Company (the "JD Merger") was not consummated, JD Store Equipment would pay to the Company legal fees billed to the Company by the above law firm. That law firm resigned as counsel to the Company shortly after JD Store Equipment notified the Company that it was terminating the JD Merger in September 1995. Subsequently, the Company made a demand for payment upon JD Store Equipment for all fees and disbursements in the amount of $793,281 billed to it by the law firm, of which $439,482 has to date been paid by the Company. To avoid the uncertainties associated with litigation and with collecting any judgment that may be obtained, the Company attempted to reach a settlement with JD Store Equipment. However, there are no ongoing discussions at present regarding a settlement and there is no assurance that any settlement will be concluded.

    SHAREHOLDER LITIGATION. As previously reported, on April 9, 1996, a lawsuit was filed against the Company and certain others, including the members of the then Board of Directors, in the Superior Court of California, by certain individuals who allegedly purchased or purchased and sold securities of the Company, entitled GARY N. GIBBS ET AL. V. CHOICES ENTERTAINMENT CORPORATION ET AL., in which plaintiffs seek monetary damages against the Company and other defendants in the amount of $303,470, plus attorney's fees, costs of suit and such other relief as the Court deems just. Discovery is proceeding and the Company intends to contest the lawsuit vigorously.(See Part II Item 1. Legal Proceedings). However, even if the Company is successful in defending this lawsuit, the cost alone in professional fees will be substantial and material in amount.

    The Company's viability for the foreseeable future is and will continue to be dependent upon its ability to find other business opportunities, to secure needed capital and to successfully conclude existing litigation. No assurance can be given that the Company will be successful in that regard. In the event the Company is not successful, it is unlikely that there would be any amounts available for distribution to the Company's stockholders.

    This Quarterly Report on Form 10-QSB contains forward looking information with respect to, among other things, plans, future events or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results or future events to differ materially from those expressed in any forward looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties associated with adverse litigation, the ability to identify and conclude alternative business opportunities, and those risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. Where any forward looking statement includes a statement of the assumptions or bases believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward looking statement, the Company expresses an expectation or belief as to plans or future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe", "expect" and "anticipate" and similar expressions identify forward looking statements.

CAPITAL EXPENDITURES

    During the six-month period ended June 30, 1997, the Company's capital expenditures, relating to the purchase of videocassette rental films and furniture and fixtures, were approximately $619,000 and $6,000, respectively, compared to $858,000 and $5,800, during the same period in 1996. The Company does not anticipate any capital expenditures for the remainder of the current year.

MATERIAL CHANGES IN FINANCIAL CONDITION

    Assets:

    Total assets decreased by approximately $369,000 between December 31, 1996 and June 30, 1997, as the result of: (1) an increase in assets from the sale of substantially all of the Company's assets to West Coast (see Note 4 to the Financial Statements), (2) a decrease in assets consumed by the operating loss for the period, and (3) a decrease in assets due to payment of a substantial portion of the Company' liabilities from a substantial portion of the proceeds received from the West Coast Transaction.

    Liabilities:

      Total liabilities decreased by approximately $1,124,000 between December 31, 1996 and June 30, 1997, primarily due to the payment of a substantial portion of the Company's liabilities from a substantial portion of the proceeds received from the West Coast Transaction.

    Stockholders' Deficit:

    Between December 31, 1996 and June 30, 1997, the decrease in stockholders' deficit was due to the net income of approximately $756,000 for the six-month period ended June 30, 1997. Included in net income was a net gain of approximately $1,312,000 which related to the sale of substantially all of the Company's assets to West Coast (See Note 4 to the Financial Statements).

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    CONTINUING OPERATIONS:

    Losses from continuing operations were approximately $132,000 and $253,000 during the three-month and six-month periods ended June 30, 1997, compared to losses of approximately $146,000 and $226,000 during the comparative periods in 1996. The decrease of approximately $14,000 during the three months ended June 30, 1997 was primarily related to lower professional fee costs during the three-month period ended June 30, 1997, when compared to 1996. The increase of approximately $27,000 for the six -month period ended June 30, 1997 was primarily related to the continuing professional fees and costs associated with existing litigation, the substantial portion of which was incurred during the first three months of 1997(see Part II Item 1.), to increased selling and administrative expenses primarily related to the expense associated with officers and directors liability insurance in effect during the 1997 period, and to increases in penalty and late charges incurred as a result of the Company's severely distressed financial condition.

    DISCONTINUED OPERATIONS:

    Losses from discontinued operations, before the gain of approximately $1,312,000 from the sale of substantially all of the Company's assets to West Coast, were approximately $256,000 and $304,000 for the three-month and six-month periods ended June 30, 1997, compared to losses of approximately $135,000 and $56,000 for the comparative periods in 1996. The increased losses during both comparative periods are primarily related to less favorable rental-weather conditions , the adverse affect of the lack of strong rental titles, and, to a lesser extent, competition during the 1997 periods. In addition, during the 1997 comparative periods, cost of movie rentals resulting from a pay per transaction arrangement with a supplier of videocassette rental films were approximately $82,000 and $188,000.(The Company had no such arrangement with this supplier during the 1996 comparative periods). Additionally, the Company had ten stores in operation during the 1996 periods compared with nine stores in operation during 1997.

    NET LOSS:

    As a result of the foregoing, the Company incurred a net loss of approximately $388,000 and $556,000 during the three-month and six-month periods ended June 30, 1997, respectively, before a gain of approximately $1,312,000, net of tax, on the sale of substantially all of the Company's assets to West Coast (See Note 4 to the Financial Statements) .

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The following is a description of material pending legal proceedings to which the Company is a party or of which any of its property is the subject:

    SCHEUERER LITIGATION. As previously reported, on September 18, 1996, a lawsuit was filed against the Company in the Court of Common Pleas of Bucks County, Pennsylvania, captioned Max Scheuerer v. Choices Entertainment Corporation, Civil Action No. 96006871, in which the plaintiff, Max Scheuerer, sought to obtain a judgment against the Company for amounts owing under two promissory notes. This lawsuit was dismissed with prejudice on June 25, 1997, upon the payment by the Company to plaintiff of $145,230, in full settlement of all amounts owing to plaintiff.

    GIBBS LITIGATION. As previously reported, on April 9, 1996, a lawsuit was filed against the Company in the Superior Court of California, entitled Gary N. Gibbs et al. v. Choices Entertainment Corporation et al., No. BC147815, by certain individuals who allegedly purchased or purchased and sold securities of the Company. Also named as defendants in the lawsuit were the members of the then Board of Directors, a former director and certain others. It is alleged that the Company made false and misleading statements and omitted to state certain material facts in public communications and in reports filed with the Securities and Exchange Commission with regard to a possible merger with JD Store Equipment, Inc. ("JD Store"), which was terminated by JD Store in September 1995, and with regard to the Company's related acquisition program. On July 12, 1996, Demurrers to the Complaint filed on behalf of the Company and the other defendants were sustained. On July 29, 1996, a Second Amended Complaint was filed, in which plaintiffs seek monetary damages against the Company and the other defendants in the amount of $303,470, plus attorney's fees, costs of suit and such other relief as the court deems just. The plaintiffs are principally the same individuals who filed the prior Complaint, which contains substantially the same allegations as now set forth in the Second Amended Complaint. On August 28, 1996, the Company filed an answer to the Complaint, denying plaintiffs allegations with regard to all claims. On October 22, 1996, the Company also filed a motion for summary judgment, which was denied on November 26, 1996, and on May 27, 1997, the plaintiffs filed a motion for summary judgment, which was denied on June 27, 1997. Discovery is proceeding. The Company intends to contest the lawsuit vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The exhibits listed in the Index to Exhibits appearing on Page E-1 are included as part of this report.

    (b) Reports on Form 8-K

    The Company filed Forms 8-K dated April 23, 1997 and May 29, 1997, both of which included disclosure under Item 5. thereof. Additionally, the Company filed a Form 8-K dated June 16, 1997, which report included disclosure under Item 2 and Item 7 thereof.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CHOICES ENTERTAINMENT CORPORATION

    Date: August 14, 1997                         By: /s/ Ronald W. Martignoni
                                                      -------------------------
                                                       Ronald W. Martignoni
                                                       Chief Executive Officer

    Date: August 14, 1997                         By: /s/ Lorraine E. Cannon
                                                      -------------------------
                                                      Lorraine E. Cannon
                                                      Chief Financial Officer

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.      DESCRIPTION OF EXHIBIT
-----------  -------------------------------
      3 (a)  Certificate of Incorporation, as amended (1)
        (b)  Certificate of Designations of Series C Preferred Stock, as amended (2)
        (c)  By-Laws, as amended (3)
      4 (a)  Form of Certificate Evidencing Shares of Common Stock (4)
        (b)  Form of 5% Promissory Note (5)
     27 (a)  Financial Data Schedule (6)

 ------------------------

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