Form 10QSB
period 1997-09-30
CHOICES ENTERTAINMENT CORP
filed 1997-11-13
CIK 822935

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                               _________________________

                                     FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended  September  30, 1997

/ /  Transition report under Section 13 or  15 (d) of the Exchange Act

     For the transition period from  _____________ to _____________

     Commission file number 0-17001


                          Choices Entertainment Corporation
________________________________________________________________________________
          (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                    52-1529536
_______________________________          _______________________________________
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
Incorporation or Organization)

1930 E. Marlton Pike, Cherry Hill, New Jersey          08003
_____________________________________________         _________
(Address of Principal Executive Offices)              (Zip code)

Issuer's Telephone Number, Including Area Code         (609) 751-4148
                                                       ______________

           836 W. Trenton Avenue, Morrisville, Pennsylvania 19067
________________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since last
  Report)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
   _____  _____

    State the number of shares outstanding of the issuer's Common Stock, as of November 12, 1997: 22,004,395

    Transitional Small Business Disclosure Format (check one):

                                       Yes ____   No __X__

Part I: FINANCIAL INFORMATION
Item 1. Financial Statements

                       CHOICES ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS

                                                                             SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                                             ------------------  -----------------
                                                                                (UNAUDITED)          (AUDITED)
                                                                                                 -----------------
ASSETS
Current assets:
  Cash.....................................................................    $      203,073      $      66,739
  Cash held in escrow (Notes 3 and 4)......................................           162,000
  Accounts receivable......................................................            16,858
  Prepaid expenses.........................................................            17,630             20,842
  Other deferred costs.....................................................             1,077             30,453
                                                                             ------------------  -----------------
    Total current assets...................................................           400,638            118,034
Cash held in escrow (Notes 3 and 4)........................................            81,000
Equipment, net.............................................................             3,873
Other assets...............................................................               675              7,400
Net assets of discontinued business (Note 4)...............................                            1,054,425
                                                                             ------------------  -----------------
                                                                               $      486,186      $   1,179,859
                                                                             ------------------  -----------------
                                                                             ------------------  -----------------
LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
  Notes payable............................................................                         $    854,000
  Accounts payable.........................................................    $       47,927             61,558
  Accrued merger and acquisition expenses..................................           353,799            425,299
  Accrued professional fees................................................           227,996            168,199
  Accrual for lease cancellation and litigation reserves...................                                1,250
  Accrued salaries.........................................................            11,960              7,500
  Other accrued expenses...................................................            10,800             80,307
  Net liabilities of discontinued business (Note 4)........................                              908,293
                                                                             ------------------  -----------------
    Total current liabilities..............................................           652,482          2,506,406
                                                                             ------------------  -----------------
Stockholders deficit:
  Preferred stock, par value $.01 per share: Authorized 5,000 shares: 109 shares issued and outstanding in 1997 and 37.4 shares issued and
    outstanding in 1996....................................................                 1
  Common stock, par value $.01 per share: Authorized 50,000,000 shares:
    issued and outstanding 22,004,395 shares in 1997 and 1996..............           220,044            220,044
  Additional paid-in-capital...............................................        21,236,035         20,519,203
  Accumulated deficit......................................................       (21,622,376)       (22,065,794)
                                                                             ------------------  -----------------
    Total stockholders deficit.............................................          (166,296)        (1,326,547)
                                                                             ------------------  -----------------
                                                                               $      486,186      $   1,179,859
                                                                             ------------------  -----------------
                                                                             ------------------  -----------------

                See accompanying notes to financial statements.

                       CHOICES ENTERTAINMENT CORPORATION
                          STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                                  FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                ------------------------  -----------------------
                                                                   1997         1996         1997        1996
                                                                -----------  -----------  ----------  -----------
Operating costs and expenses:

  Selling and administrative expenses.........................  $    71,205  $    46,960  $  157,451  $   122,194
  Professional and consulting expenses........................      214,332       57,050     340,773      156,575
  Depreciation and amortization...............................        9,953        9,792      29,537       19,584
                                                                -----------  -----------  ----------  -----------
                                                                    295,490      113,802     527,761      298,353
                                                                -----------  -----------  ----------  -----------
Other expenses:
  Interest expense, net.......................................        2,591        9,591      37,081       37,297
                                                                -----------  -----------  ----------  -----------
Loss from continuing operations...............................     (298,081)    (123,393)   (564,842)    (335,650)
                                                                -----------  -----------  ----------  -----------
Discontinued operations--Note 4
  Loss from discontinued operations...........................                   (72,171)   (303,785)    (141,740)
  Gain on sale of discontinued operations, net of tax of
    $13,092...................................................                             1,312,045
                                                                -----------  -----------  ----------  -----------
Gain (loss) from discontinued operations......................                   (72,171)  1,008,260     (141,740)
                                                                -----------  -----------  ----------  -----------
Net income (loss).............................................  $  (298,081) $  (195,564) $  443,418  $  (477,390)
                                                                -----------  -----------  ----------  -----------
                                                                -----------  -----------  ----------  -----------
Net income (loss) per share of common stock--Note 2:
                                                                -----------  -----------  ----------  -----------
                                                                -----------  -----------  ----------  -----------
  Primary income (loss) per share:
  Continuing operations.......................................  $     (0.01) $     (0.01) $    (0.03) $     (0.02)
                                                                -----------  -----------  ----------  -----------
                                                                -----------  -----------  ----------  -----------
  Discontinued operations.....................................  $      0.00  $     (0.01) $     0.05  $     (0.01)
                                                                -----------  -----------  ----------  -----------
                                                                -----------  -----------  ----------  -----------
Fully diluted income (loss) per share:
  Continuing operations.......................................  $     (0.01) $     (0.01) $    (0.02) $     (0.02)
                                                                -----------  -----------  ----------  -----------
                                                                -----------  -----------  ----------  -----------
  Discontinued operations.....................................  $      0.00  $     (0.01) $     0.04  $     (0.01)
                                                                -----------  -----------  ----------  -----------
                                                                -----------  -----------  ----------  -----------

                See accompanying notes to financial statements.

                       CHOICES ENTERTAINMENT CORPORATION
                       STATEMENT OF STOCKHOLDERS DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                PREFERRED STOCK      COMMON STOCK       ADDITIONAL
                                                ---------------  --------------------    PAID-IN    ACCUMULATED
                                                 SHARES AMOUNT    SHARES     AMOUNT      CAPITAL      DEFICIT        Total
                                                ------- -------  ---------  ---------  -----------  ------------  -----------
Balance at December 31, 1996...................    37            22,004,395 $ 220,044  $20,519,203  ($22,065,794) $(1,326,547)
Issuance of preferred stock to preferred stock
  note holders in lieu of cash payment for
  interest due on notes and to the conversion
  of 5% promissory notes into preferred stock      72    $1                                716,832                    716,833
Net income for the nine months ended September
  30, 1997.....................................                                                          443,418      443,418
                                                  --- --------   ---------- ---------  ----------- -------------  -----------
                                                  109    $1      22,004,395 $ 220,044  $21,236,035 ($21,622,376)  $  (166,296)

                                                  --- --------   ---------- ---------  ----------- -------------  -----------
                                                  --- --------   ---------- ---------  ----------- -------------  -----------


                See accompanying notes to financial statements.


                       CHOICES ENTERTAINMENT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         FOR THE NINE MONTHS
                                                                                                ENDED
                                                                                            SEPTEMBER 30,
                                                                                       ------------------------
                                                                                          1997         1996
                                                                                       -----------  -----------
Cash flows from operating activities:
Net income (loss)....................................................................  $   443,418  $  (477,390)
                                                                                       -----------  -----------
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization......................................................      489,968      883,156
  Gain on sale of assets, net of tax (Note 4)........................................   (1,312,045)
  Cost of rental films sold..........................................................      121,342      326,222
  Loss on disposal of rental films...................................................       83,621      193,145
  Videocassette and inventory reserves...............................................        7,667       17,320
Change in assets and liabilities:
  Increase in cash held in escrow....................................................     (243,000)
  Increase in accounts receivable....................................................       (4,068)     (21,923)
  (Increase) decrease in merchandise inventories.....................................       62,584      (30,758)
  (Increase) decrease in prepaid expenses............................................       24,053      (32,087)
  Increase in other deferred costs...................................................        8,487         (204)
  Increase (decrease) in accounts payable............................................     (651,911)     265,810
  Decrease in accrued merger and acquisition expenses................................      (50,550)     (82,325)
  Increase (decrease) in accrued professional fees...................................      (40,203)      25,468
  Increase (decrease) in deferred revenue............................................      (27,797)      34,387
  Increase (decrease) in accrued salaries............................................      (43,774)      18,656
  Decrease in accrual for lease cancellation and litigation reserves.................       (1,250)     (11,250)
  Increase (decrease) in other accrued expenses......................................     (165,909)     145,344
                                                                                       -----------  -----------
Total adjustments....................................................................   (1,742,785)   1,730,961
                                                                                       -----------  -----------
Net cash provided by (used in) operating activities..................................   (1,299,367)   1,253,571
                                                                                       -----------  -----------
Cash flows from investing activities:
  Purchase of equipment, net.........................................................      (10,049)     (13,433)
  Purchase of videocassette rental films.............................................     (620,807)  (1,251,057)
  Net proceeds from sale of assets (Note 4)..........................................    2,411,507
                                                                                       -----------  -----------
Net cash provided by (used in) investing activities..................................    1,780,651   (1,264,490)
                                                                                       -----------  -----------
Cash flows from financing activities:
  Proceeds from notes payable........................................................       49,000
  Repayment of notes payable.........................................................     (393,950)      (8,530)
                                                                                       -----------  -----------
Net cash used in financing activities................................................     (344,950)      (8,530)
                                                                                       -----------  -----------
Net increase (decrease) in cash......................................................      136,334      (19,449)
Cash at beginning of period..........................................................       66,739       86,391
                                                                                       -----------  -----------
Cash at end of period................................................................  $   203,073  $    66,942
                                                                                       -----------  -----------
                                                                                       -----------  -----------
Supplementary disclosure of cash flow information:
  Cash paid during the year for interest.............................................  $    19,601  $    10,055
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                See accompanying notes to financial statements.

                          CHOICES ENTERTAINMENT CORPORATION
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

Note 1 - Basis of Presentation And Significant Accounting Policies

         The financial information included herein for the three- month and nine-month periods ended September 30, 1997 and 1996 and as of September 30,1997 are unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information has been omitted; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods and such adjustments are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

         Reclassification of the 1996 financial statements has been made to conform with the presentation of the 1997 financial statements.

Note 2 - Net Income (Loss) Per Common Share

         Primary income per share for the nine-month period ended September 30, 1997 was computed by dividing the net income by the weighted average number of common shares outstanding during the periods.

         Primary and fully diluted loss per share for the three-month and nine-month periods ended September 30, 1996 and for the three-month period ended September 30, 1997 was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. No consideration was given to the conversion of preferred stock since the result of that calculation would be anti-dilutive.

         Fully diluted income per share for the nine-month period ended September 30, 1997, was computed by dividing the net income by the weighted average number of common shares outstanding during the periods, as well as the number of common shares that would be outstanding as a result of the conversion of the Company's preferred stock.

                                               Three Months Ended       Nine Months Ended
                                                  September 30,            September 30,
                                                  -------------            -------------
                                                 1997        1996         1997         1996
                                             ----------   ----------   ----------   ---------

Number of shares used in calculation
         Primary dilution                    22,004,000   22,004,000   22,004,000   22,004,000

          Full dilution                      22,004,000   22,004,000   23,700,000   22,004,000



Note 3 - Liquidity

         As previously reported, on June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation, ("West Coast"). Notwithstanding the sale of its operating business, the Company's financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses, aggregating $21,622,376 from inception through September 30, 1997, including a net loss of $868,627 for the nine months ended September 30, 1997, before a net gain of $1,312,045 from the sale of substantially all of the Company's assets to West Coast ( the "West Coast Transaction") (see Note 4 ). As of September 30, 1997, the Company had a net working capital deficiency of approximately $252,000.

         The West Coast Transaction provided $2,430,000 in cash, of which $243,000 remains in escrow with West Coast, and $203,000 remained available to the Company at September 30, 1997, after the payment of liabilities and other expenses. The cash available at time of closing the West Coast Transaction was less than anticipated because of delays in the closing of the West Coast Transaction during which time the Company continued to operate at a loss.

                          CHOICES ENTERTAINMENT CORPORATION
                     NOTES TO FINANCIAL STATEMENTS - (continued)
                                     (Unaudited)

Note 3 - Liquidity - (continued)

Since September 30, 1997 and through the date of this report, the Company has used approximately $55,000 in cash to (i) satisfy certain liabilities, (ii) pay professional fees, which include those associated with existing litigation, (iii) maintain administrative functions (at present the Company only employs one person in finance and has entered into a consulting agreement with one other person (see below)) and (iv) identify and consider various alternative business opportunities. The Company expects it will continue in this manner for the foreseeable future. Furthermore, certain liabilities remain which, if paid, and certain claims against the Company exist which, if successfully asserted, could result in there being no cash remaining with which to seek alternative business opportunities. These claims and liabilities include but are not limited to:

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

Shareholder Litigation. As previously reported, on April 9, 1996, a lawsuit was filed against the Company and certain others, including the members of the then Board of Directors, in the Superior Court of California, by certain individuals who allegedly purchased or purchased and sold securities of the Company, entitled Gary N. Gibbs et al. v. Choices Entertainment Corporation et al., in which plaintiffs seek monetary damages against the Company and other defendants in the amount of $303,470, plus attorney's fees, costs of suit and such other relief as the Court deems just. The Company is presently involved in settlement negotiations with the plaintiffs. Unless the Company is able to conclude a settlement, as to which no assurance can be given, the Company intends to continue to contest the lawsuit vigorously.(See Part II
Item 1. Legal Proceedings). Even if the Company is successful in defending this lawsuit or in concluding a settlement, the cost alone in professional fees will be substantial and material in amount. In addition, the continuing uncertainty associated with this lawsuit has made it difficult for the Company to find other business opportunities.

         The Company's 5% unsecured promissory notes (the "Notes"), in the principal amount of $680,000, matured on September 11, 1997, leaving the holders thereof with the sole remedy of converting such notes into shares of the Company's Series C Preferred Stock (valued at $.25 per share of Common Stock). The holders of $670,000 in Notes have, in accordance with the terms of the Notes, converted such Notes into 67 shares of the Company's Series C Preferred Stock. In addition, the Company elected to issue 3.6833 shares of its Series C Preferred Stock to the holders of the Notes, in payment of $36,833 of accrued interest due such noteholders in September 1997, in accordance with the terms of such Notes.

         Ronald W. Martignoni, the Company's President and Chief Executive Officer, has taken a position with an unrelated company, effective October 6, 1997. Mr. Martignoni continues as the Company's Chairman, President and Chief Executive Officer, under a consulting agreement. His compensation has been reduced accordingly.

         The Company's viability for the foreseeable future is and will continue to be dependent upon its ability to successfully conclude existing litigation, to find other business opportunities and to secure needed capital. No assurance can be given that the Company will be successful in that regard. In the event the Company is not successful, it is unlikely that there would be any amounts available for distribution to the Company's stockholders.

                          CHOICES ENTERTAINMENT CORPORATION
                     NOTES TO FINANCIAL STATEMENTS - (continued)
                                     (Unaudited)


Note 4 - West Coast Transaction and Discontinued Operations

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

         The Company recognized a net gain on the sale of its assets of approximately $1,312,000, which has been reported in discontinued operations on the Statements of Income (Loss) for the nine-month period ended September 30, 1997. Revenues for the discontinued business for the nine-month period ended September 30, 1997, was $2,116,000, compared to revenues for the discontinued business for the three-month and nine-month periods ended September 30, 1996, of $1,305,000 and $3,877,000, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition, changes in financial condition, and results of operations. The discussion also includes the Company's liquidity and capital resources at September 30, 1997 and later dated information, where practicable.

Financial Condition, Liquidity and Capital Resources

         As previously reported, on June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation, ("West Coast"). Notwithstanding the sale of its operating business, the Company's financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses, aggregating $21,622,376 from inception through September 30, 1997, including a net loss of $868,627 for the nine months ended September 30, 1997, before a net gain of $1,312,045 from the sale of substantially all of the Company's assets to West Coast ( the "West Coast Transaction") (see Note 4 ). As of September 30, 1997, the Company had a net working capital deficiency of approximately $252,000.

         The West Coast Transaction provided $2,430,000 in cash, of which $243,000 remains in escrow with West Coast, and $203,000 remained available to the Company at September 30, 1997, after the payment of liabilities and other expenses. The cash available at time of closing the West Coast Transaction was less than anticipated because of delays in the closing of the West Coast Transaction during which time the Company continued to operate at a loss. Since September 30, 1997 and through the date of this report, the Company has used approximately $55,000 in cash to (i) satisfy certain liabilities, (ii) pay professional fees, which include those associated with existing litigation, (iii) maintain administrative functions (at present the Company only employs one person, in finance and has entered into a consulting agreement with one other person (See below)), and (iv) identify and consider various alternative business opportunities. The Company expects it will continue in this manner for the foreseeable future. Furthermore, certain liabilities remain which, if paid, and certain claims against the Company exist which, if successfully asserted, could result in there being no cash remaining with which to seek alternative business opportunities. These claims and liabilities include but are not limited to:

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

Shareholder Litigation. As previously reported, on April 9, 1996, a lawsuit was filed against the Company and certain others, including the members of the then Board of Directors, in the Superior Court of California, by certain individuals who allegedly purchased or purchased and sold securities of the Company, entitled Gary N. Gibbs et al. v. Choices Entertainment Corporation et al., in which plaintiffs seek monetary damages against the Company and other defendants in the amount of $303,470, plus attorney's fees, costs of suit and such other relief as the Court deems just. The Company is presently involved in settlement negotiations with the plaintiffs. Unless the Company is able to conclude a settlement, as to which no assurance can be given, the Company intends to continue to contest the lawsuit vigorously.(See Part II
Item 1. Legal Proceedings). Even if the Company is successful in defending this lawsuit or in concluding a settlement, the cost alone in professional fees will be substantial and material in amount. In addition, the continuing uncertainty associated with this lawsuit has made it difficult for the Company to find other business opportunities.

         The Company's 5% unsecured promissory notes (the "Notes"), in the principal amount of $680,000, matured on September 11, 1997, leaving the holders thereof with the sole remedy of converting such notes into shares of the Company's Series C Preferred Stock (valued at $.25 per share of Common Stock). The holders of $670,000 in Notes have, in accordance with the terms of the Notes, converted such Notes into 67 shares of the Company's Series C Preferred Stock. In addition, the Company elected to issue 3.6833 shares of its Series C Preferred Stock to the holders of the Notes, in payment of $36,833 of accrued interest due such noteholders in September 1997, in accordance with the terms of such Notes.

         Ronald W. Martignoni, the Company's President and Chief Executive Officer, has taken a position with an unrelated company, effective October 6, 1997. Mr. Martignoni continues as the Company's Chairman, President and Chief Executive Officer, under a consulting agreement. His compensation has been reduced accordingly.

         The Company's viability for the foreseeable future is and will continue to be dependent upon its ability to successfully conclude existing litigation, to find other business opportunities and to secure needed capital. No assurance can be given that the Company will be successful in that regard. In the event the Company is not successful, it is unlikely that there would be any amounts available for distribution to the Company's stockholders.

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

Capital Expenditures


         During the nine-month period ended September 30, 1997, the Company's capital expenditures, relating to the purchase of videocassette rental films and furniture and fixtures, were approximately $621,000 and $10,000, respectively, compared to $1,251,000 and $13,000, during the same period in 1996. The Company does not anticipate any capital expenditures for the remainder of the current year.

Material Changes in Financial Condition

Assets:

         Total assets decreased by approximately $694,000 between December 31, 1996 and September 30, 1997, as the result of: (1) an increase in assets from the sale of substantially all of the Company's assets to West Coast (see
Note 4 to the Financial Statements), (2) a decrease in assets consumed by the operating loss for the period, and (3) a decrease in assets due to payment of a substantial portion of the Company' liabilities from a substantial portion of the proceeds received from the West Coast Transaction.

Liabilities:

         Total liabilities decreased by approximately $1,854,000 between December 31, 1996 and September 30, 1997, primarily due to the payment of a substantial portion of the Company's liabilities from a substantial portion of the proceeds received from the West Coast Transaction and to the conversion of $670,000 of the Company's 5% unsecured promissory notes payable along with accrued interest thereon into approximately 72 shares of the Company's Series C Preferred Stock.

Stockholders' Deficit:

         Between December 31, 1996 and September 30, 1997, the decrease in stockholders' deficit was due to the net income of approximately $443,000 for the nine-month period ended June 30, 1997 and to the issuance of approximately 72 shares of the Company's Series C Preferred Stock (see
Liabilities: above). Included in net income was a net gain of approximately $1,312,000 which related to the sale of substantially all of the Company's assets to West Coast (See Note 4 to the Financial Statements).

Material Changes in Results of Operations

Continuing Operations:

         Losses from continuing operations were approximately $298,000 and $564,000 during the three-month and nine-month periods ended September 30, 1997, compared to losses of approximately $123,000 and $336,000 during the comparative periods in 1996. The increases of approximately $175,000 and $228,000 during the three-months and nine-months periods ended September 30, 1997, respectively were primarily related to the continuing professional fees and costs associated with existing litigation.(See Part II Item 1.), to increased selling and administrative expenses primarily related to the expense associated with officers and directors liability insurance in effect during the 1997 period, and to increases in penalty and late charges incurred as a result of the Company's severely distressed financial condition, which were incurred prior to the sale of substantially all of the Company's assets to West Coast.

Discontinued Operations:

         The loss from discontinued operations, before the gain of approximately $1,312,000 from the sale of substantially all of the Company's assets to West Coast, was approximately $305,000 for the nine-month period ended June 30, 1997, compared to losses of approximately $72,000 and $142,000 for the three-month and nine-month periods in 1996. The increased losses during the nine-month comparative periods are primarily related to less favorable rental-weather conditions, the adverse affect of the lack of strong rental titles, and, to a lesser extent, competition during the 1997 periods. In addition, during the nine-month 1997 comparative period, cost of movie rentals resulting from a pay per transaction arrangement with a supplier of videocassette rental films were approximately $188,000.(The Company had no such arrangement with this supplier during the 1996 comparative period). Additionally, the Company had ten stores in operation during the 1996 periods compared with nine stores in operation during 1997.

Net Loss:

         As a result of the foregoing, the Company incurred a net loss of approximately $298,000 and $869,000 during the three-month and nine-month periods ended September 30, 1997, respectively, before a gain of approximately $1,312,000, net of tax, for the nine-month period, on the sale of substantially all of the Company's assets to West Coast (See Note 4 to the Financial Statements) .

PART II - OTHER INFORMATION

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

         Following discovery, the Company filed a new motion for summary judgment on August 25, 1997, and on August 27, 1997, the plaintiffs also filed a new motion for summary judgment. On October 6, 1997, all motions for summary judgment were denied, except that one count against one former director was dismissed. The Company is presently involved in settlement negotiations with the plaintiffs. Unless the Company is able to conclude a settlement, as to which no assurance can be given, the Company intends to continue to contest the lawsuit vigorously. No firm date for trial has been scheduled.

Syrstad Litigation. On September 8, 1997, a lawsuit was filed by the Company against R. Mark Syrstad, a former officer, in the Superior Court of California, entitled Choices Entertainment Corporation v. R. Mark Syrstad, No. BC 177446, in which the Company is seeking repayment of a loan of $62,000 made by the Company to Mr. Syrstad in 1995, together with interest.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

         The exhibits listed in the Index to Exhibits appearing on Page E-1 are included as part of this report.

(b)  Reports on Form 8-K

         None.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CHOICES ENTERTAINMENT CORPORATION



Date:   November 12, 1997                By:   /s/ Ronald W. Martignoni
                                            ____________________________
                                            Ronald W. Martignoni
                                            Chief Executive Officer



Date:   November 12, 1997                By:  /s/ Lorraine E. Cannon
                                            ____________________________
                                            Lorraine E. Cannon
                                            Chief Financial Officer

                                  INDEX TO EXHIBITS

Exhibit
  No.               Description of Exhibit
_______             ______________________

3 (a)               Certificate of Incorporation, as amended (1)
  (b)               Certificate of Designations of Series C Preferred Stock,
                    as amended (2)
  (c)               By-Laws, as amended (3)
4 (a)               Form of Certificate Evidencing Shares of Common Stock (4)
  (b)               Form of 5% Promissory Note (5)
10(a)               Consulting Agreement between Registrant and Ronald W.
                    Martignoni(6)
27(a)               Financial Data Schedule (6)
________________________________________________________________________________
(1)                 Filed as an Exhibit to Registrant's Registration Statement
                    on Form S-8 (File No. 33-87016) and incorporated herein by reference.
(2)                 Filed as an Exhibit to Registrant's Annual Report on Form
                    10-KSB, for the year ended December 31,1996 and incorporated herein by reference.
(3)                 Filed as an Exhibit to Registrant's Annual Report on Form
                    10-K for the year ended December 31, 1992 and incorporated herein by reference.
(4)                 Filed as an Exhibit to Registrant's Registration Statement
                    on Form S-1, inclusive of Post-Effective Amendment No.1 thereto (File No.: 33-198983) and incorporated herein by reference.
(5)                 Filed as an Exhibit to Registrant's Quarterly Report on
                    Form 10-QSB for the quarter ended September 30, 1995 and incorporated herein by reference.
(6)                 Filed herewith.