Form 10KSB
period 1997-12-31
CHOICES ENTERTAINMENT CORP
filed 1998-03-31
CIK 822935

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-KSB

(Mark One)

|X |            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --             EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

|  |            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 --             SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

                         Commission file number 0-17001

                        Choices Entertainment Corporation
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         Delaware                   52-1529536
-------------------------------     -------------------------------------
(State or other jurisdiction of      (I.R.S. employer identification no.)
incorporation or organization)

214 Queen Anne Club Drive, Stevensville, Maryland               21666
-----------------------------------------------------        ------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code (410) 643-2967
                                               ---------------

Securities registered under Section 12(b) of the Exchange Act: None
                                                              ------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share.
                     ---------------------------------------
                                (Title of class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the year ended December 31, 1997: $2,115,622.

         Aggregate market value of the voting stock held by non-affiliates of the registrant based upon a price of $ .025 per share, the average of the inside bid and ask prices of the registrant's Common Stock at March 5, 1998: $524,069. For purposes of this calculation, all directors and officers of the registrant have been considered affiliates.

         Number of outstanding shares of the registrant's Common Stock at March 5, 1998: 22,004,395 shares.

         Transitional Small Business Disclosure Format (check one):

         Yes                        No    x
            --------                  --------

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Items 9, 10, 11 and 12 of Part III hereof is incorporated by reference from registrant's definitive Proxy Statement, involving the election of directors, to be filed pursuant to Regulation 14A.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         This Annual Report on Form 10-KSB contains forward looking statements with respect to, among other things, plans, future events or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results or future events to differ materially from those expressed in any forward looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties associated with the Company's lack of business operations and its severely limited resources, the risk of adverse litigation associated with, among other things, various claims and liabilities, the uncertainties resulting from recent attempts by certain stockholders to gain control of the Company, and the difficulty of identifying and concluding new business opportunities, as well as those risks and uncertainties identified under the caption "Management's Discussion and Analysis or Plan of Operation." Where any forward looking statement includes a statement of the assumptions or bases underlying such forward looking statement, the Company cautions that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward looking statement, the Company expresses an expectation or belief as to plans or future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or can be achieved. The words "believe," "expect" and "anticipate" and similar expressions identify forward looking statements.

         As previously reported, on June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation ("West Coast"). Prior to the sale to West Coast (the "West Coast Transaction"), the Company operated a chain of retail video home entertainment stores, principally under the trade name CHOICES(R) - MOVIES AND GAMES, which rented and sold videocassette tapes, video games and other video home entertainment products. The Company's home entertainment stores were located in Delaware, New Jersey and Pennsylvania.

         Under the terms of the West Coast Transaction, the purchase price of $2,430,000 was paid to the Company in cash on June 16, 1997, less $243,000 that was held by West Coast in escrow, pursuant to the terms of an escrow agreement between the Company and West Coast, to satisfy certain indemnity obligations of the Company, if any, to West Coast, and which was, subject to amounts withheld pursuant to any claims made by West Coast, to be released to the

Company over a period of eighteen months. On December 22, 1997, the Company negotiated a compromise and full release of the escrow upon the payment by West Coast to the Company of $211,000 on that date. The release of the escrow did not affect in any manner the Company's indemnity obligations to West Coast pursuant to the terms of the asset purchase agreement between the Company and West Coast.

         From the closing of the West Coast Transaction, on June 16, 1997, to the present, the Company has principally: (i) satisfied and compromised various claims and liabilities; (ii) defended and settled litigation, and paid professional fees, including substantial professional fees associated with such litigation; (iii) maintained administrative functions (at present the Company only employs one person in finance and has entered into a consulting agreement with the Chief Executive Officer); and, (iv) attempted to identify and consider various new business opportunities.

         To date, the Company has been unsuccessful in concluding any new business opportunities or in securing needed capital, in part due to the uncertainties and costs associated with continuing stockholder litigation in California, which, as previously reported, was settled on November 20, 1997. The Company's efforts have also been hampered because of uncertainties associated with attempts, since November 25, 1997, by certain stockholders to gain control of the Company (see below). As a consequence, the Company's financial condition has continued to deteriorate and the Company presently has very limited cash remaining with which to seek or conclude any new business opportunities. Moreover, certain liabilities remain and certain claims against the Company exist which, if successfully asserted, would result in there being no cash remaining. The existence of these claims and liabilities have also further hampered the Company in its efforts to conclude new business opportunities or to secure needed capital.(See "Management's Discussion and Analysis or Plan of Operation"). As a result, the Company's viability is seriously in question.

         In the event the Company is not successful in finding and concluding new business opportunities or in securing needed capital in the very near term, as to which no assurance can be given, the Company does not believe that there will be any amounts available for distribution to the Company's stockholders. (See "Management's Discussion and Analysis or Plan of Operation").

         On November 25, 1997, a group of stockholders demanded that they be given control of the Company and on December 10, 1997, this group filed preliminary solicitation material with the Securities and Exchange Commission, seeking to remove and replace two of three members of the Company's Board of Directors. On February 11, 1998, revised preliminary solicitation material was filed by an expanded group of stockholders (the "Shareholder Committee") in connection with the solicitation of written consents, also to remove and replace two directors. The Company believes that the solicitation material, as filed, contains materially misleading statements and omissions of material facts and that the Shareholder Committee has failed to file a Schedule 13D in accordance with the requirements of the Securities Exchange Act of 1934.

GENERAL DESCRIPTION

         The Company was incorporated in Maryland in July, 1985, under the name PPV Enterprises, Inc., and was reincorporated in Delaware under the name DataVend, Inc. in August, 1987. In March, 1990, the Company changed its name to "Choices Entertainment Corporation." The Company's executive offices are located at 214 Queen Anne Club Drive, Stevensville, Maryland 21666; its telephone number is (410) 643-2967.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices, are located at 214 Queen Anne Club Drive, Stevensville, Maryland 21666, and are provided rent free by the Company's Chief Financial Officer.

ITEM 3.  LEGAL PROCEEDINGS

         The following is a description of material pending legal proceedings to which the Company is a party or of which any of its property is the subject:

         As previously reported, on September 8, 1997, a lawsuit was filed by the Company against R. Mark Syrstad, a former officer, in the Superior Court of California, entitled Choices Entertainment Corporation v. R. Mark Syrstad, No. BC177446, in which the Company sought repayment of a loan of $62,000 made by the Company to Mr. Syrstad in 1995, together with interest. A settlement of this lawsuit was concluded on February 25, 1998, pursuant to which Mr. Syrstad agreed to pay the Company $40,000 in monthly installments through September 1, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY STOCK AND RELATED STOCKHOLDER
         MATTERS
         ------------------------------------------------------

         The Company's Common Stock is currently traded in the over-the-counter market on the OTC-Bulletin Board. The following table sets forth the high and low inside bid prices as reported by the OTC-Bulletin Board.

                   Common Stock
                     (CECSC)
                   ------------

1996                                                         High           Low
----                                                         ----           ---

First quarter......................................           .20           .09
Second quarter.....................................           .14           .04
Third quarter......................................           .28           .10
Fourth quarter.....................................           .16           .05

1997
----

First quarter......................................           .05           .04
Second quarter.....................................           .04           .02
Third quarter......................................           .02           .02
Fourth quarter.....................................           .06           .01

         On March 5, 1998, the high and low inside bid prices for the Company's Common Stock were both $.025, as reported by the OTC-Bulletin Board.

         The quotations set forth above reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

         Holders. As of March 5, 1998, the outstanding shares of the Company's Common Stock were held by approximately 1,686 holders of record.

         Dividends. The Company has neither declared nor paid any dividends on its Common Stock since its inception, and the Board of Directors does not contemplate the payment of dividends in the foreseeable future, given the Company's severely distressed financial condition.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION
          -----------------------------------------------

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition, changes in financial condition and results of operations. It also includes a discussion of the Company's liquidity and capital resources at December 31, 1997, and later dated information, where practicable. This discussion should be read together with the Company's Consolidated Financial Statements and the Notes thereto beginning on page F-1.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         As previously reported, on June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation ("West Coast"). Notwithstanding the sale of its operating business, the Company's financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in each year of its existence, with the exception of the year ended December 31, 1997, aggregating $21,779,022 from its inception through December 31, 1997, including a net loss of $999,432 for the year ended December 31, 1997, before a net gain of $1,286,204 from the sale of substantially all of the Company's assets and business to West Coast ( the "West Coast Transaction") (see below). As of December 31, 1997, the Company had a net working capital deficiency of approximately $327,000.

         Under the terms of the West Coast Transaction, the purchase price of $2,430,000 was paid to the Company in cash on June 16, 1997, less $243,000 that was held by West Coast in escrow, pursuant to the terms of a escrow agreement between the Company and West Coast, to satisfy certain indemnity obligations of the Company, if any, to West Coast, and which was, subject to amounts withheld pursuant to any claims made by West Coast, to be released to the Company over a period of eighteen months. On December 22, 1997, the Company negotiated a compromise and full release of the escrow upon the payment by West Coast to the Company of $211,000 on that date. The release of the escrow did not affect in any manner the Company's indemnity obligations to West Coast pursuant to the terms of the asset purchase agreement between the Company and West Coast.

         From the closing of the West Coast Transaction on June 16, 1997, to the present, the Company has principally (i) satisfied and compromised various claims and liabilities; (ii) defended and settled litigation, and paid professional fees, including substantial fees associated with such litigation; (iii) maintained administrative functions (at present the Company only employs one person in finance and has entered into a consulting agreement with the Chief Executive Officer (see below and Note 11); and (iv) attempted to identify and consider new business opportunities.

         To date, the Company has been unsuccessful in concluding any new business opportunities or in securing needed capital, in part due to the uncertainties and costs associated with continuing stockholder litigation in California, which, as previously reported, was settled in the amount of $87,000, excluding related professional fees, on November 20, 1997. The Company's efforts have also been hampered because of uncertainties associated with attempts, since November 25, 1997, by certain stockholders to gain control of the Company. As a consequence, the Company's financial condition has continued to deteriorate and the Company presently has very limited cash remaining with which to seek or conclude any new business opportunities. As of the date of this report, the Company has approximately $35,000 in cash remaining. Moreover, certain liabilities remain and certain claims against the Company exist which, if successfully asserted, would result in there being no cash remaining. The existence of these claims and liabilities have also further hampered the Company in its efforts to conclude new business opportunities or to secure needed capital. As a result, the Company's viability is seriously in question.

         These claims and liabilities include, but are not limited to, professional fees billed in connection with the Company's discontinued acquisition program in the amount of $353,799, which remain unpaid to a law firm retained in that connection. Previously, in 1994, JD Store Equipment, Inc. ("JD Store Equipment") agreed that, in the event that the then contemplated merger between JD Store Equipment and the Company (the "JD Merger") was not consummated, JD Store Equipment would pay to the Company legal fees billed to the Company by the above law firm. That law firm resigned as counsel to the Company shortly after JD Store Equipment notified the Company that it was terminating the JD Merger in September 1995. Subsequently, the Company made a demand for payment upon JD Store Equipment for all fees and disbursements in the amount of $793,281 billed to it by the law firm, of which $439,482 has to date been paid by the Company. JD Store Equipment has responded with a suggestion of a counter claim in an unspecified amount for losses allegedly incurred in connection with the acquisition program. To avoid the uncertainties associated with litigation and with collecting any judgment that may be obtained, the Company has attempted to reach a settlement with JD Store Equipment and the law firm, pursuant to which JD Store Equipment would pay unpaid fees to the law firm, the Company would release JD Store Equipment from any obligation to pay the $793,281 of legal fees billed to the Company and the Company would be released by JD Store Equipment and the law firm. Although discussions have taken place regarding such a settlement, there is no assurance that any settlement will be concluded. Moreover, the law firm has notified the Company that it intends to file a lawsuit against the Company in connection with its outstanding invoices.

         These claims and liabilities also include a request for indemnification by a former director, who is the President of JD Store Equipment, for legal fees and expenses incurred in the defense of the previously concluded stockholder litigation in California, which are substantial and material in amount. The Company has denied the former director's request as it does not believe that it has any obligation for indemnification of such legal fees and expenses. However, it is contemplated that any settlement reached with JD Store Equipment, as described above, would include a release by the former director of any indemnification claims that he may have against the Company. There is no assurance, however, that any such settlement will be concluded or, if concluded, as to what would be the terms of such a settlement.

     The Company's 5% unsecured promissory notes (the "Notes"), in the principal amount of $680,000, matured on September 11, 1997, leaving the holders thereof with the sole remedy of converting such notes into shares of the Company's Series C Preferred Stock (valued at $.25 per share of Common Stock). The Holders of such Notes have, in accordance with the terms of the Notes, converted such Notes into 68 shares of the Company's Series C Preferred Stock. In addition, because of its severely distressed financial condition, the Company elected to issue 3.6833 shares of its Series C Preferred Stock to the holders of the Notes, in payment of $36,833 of accrued interest due such noteholders in September, 1997, in accordance with the terms of such Notes.

         The Company's President and Chief Executive Officer, has taken a position with an unrelated company, effective October 6, 1997, and has continued as the Company's Chairman, President and Chief Executive Officer, under a consulting agreement, pursuant to which his compensation has been reduced accordingly. The consulting agreement expires in accordance with its terms on April 30, 1998, unless extended by the Company.

         In the event the Company is not successful in finding and concluding new business opportunities or in securing needed capital in the very near term, as to which no assurance can be given, the Company does not believe that there will any amounts available for distribution to the Company's stockholders.

CAPITAL EXPENDITURES

         The Company's capital expenditures were approximately $631,000 during the year ended December 31, 1997, compared to $1,617,000 during 1996. The decrease during 1997 was primarily due to the sale of substantially all of the Company's assets and business to West Coast on June 16, 1997.

MATERIAL CHANGES IN FINANCIAL CONDITION

         The following material changes in financial condition reflect changes occurring during the two-year period from December 31, 1995, through December 31, 1997.

As of December 31, 1997 and 1996:
--------------------------------

Assets:

         Total assets decreased by approximately $978,000 between December 31, 1996 and December 31, 1997, as the result of a decrease in assets consumed by the operating loss for the period, and a decrease in assets due to payment of a substantial portion of the Company's liabilities from a substantial portion of the proceeds received from the West Coast Transaction, which more than off-set an increase in assets from the sale of substantially all of the Company's assets to West Coast (see Note 4 to the Financial Statements).

Liabilities:

         Total liabilities decreased by approximately $1,981,000 between December 31, 1996 and December 31, 1997, primarily due to the payment of a substantial portion of the Company's liabilities from a substantial portion of the proceeds received from the West Coast Transaction and to the conversion of $680,000 of the Company's 5% unsecured promissory notes payable, along with accrued interest thereon, into approximately 72 shares of the Company's Series C Preferred Stock.

Stockholders' Deficit:

         Between December 31, 1996 and December 31, 1997, the decrease in stockholders' deficit was due to net income of approximately $287,000 for the year ended December 31, 1997 and to the issuance of approximately 72 shares of the Company's Series C Preferred Stock (see Liabilities above). Included in net income was a net gain of approximately $1,286,000 which related to the sale of substantially all of the Company's assets to West Coast (See Note 4 to the Financial Statements).

As of December 31, 1996 and 1995:
--------------------------------

Assets:

         Current assets increased by approximately $69,000 between December 31, 1995 and December 31, 1996, due primarily to the increase in merchandise inventories of $43,000, to the reclassification of approximately $30,000 of other deferred costs from long-term to current assets, and to the decrease in cash used to fund operations of the Company's stores. The increase in merchandise inventories was primarily related to the addition of music products in one of the Company's stores during October 1996.

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

Liabilities:

         Current liabilities increased by approximately $1,151,000 between December 31, 1995 and December 31, 1996. Accounts payable increased approximately $277,000 primarily as a result of obtaining a higher credit line with the Company's major videocassette supplier and to the delaying of payment of certain obligations. Notes payable increased by approximately $819,000 due to both the reclassification of $680,000 of notes payable to current liabilities at December 31, 1996, such notes becoming due September 11, 1997, and to a $150,000 note payable to West Coast Entertainment Corporation in connection with the West Coast Transaction. Accrued merger and acquisition costs decreased approximately $139,000 primarily due to the write-off of certain costs relating to the Company's previously reported discontinued acquisition program. Accrued professional fees increased approximately $82,000 due primarily to the costs associated with certain litigation and to the timing of payments of these obligations. Accrued expenses increased approximately $92,000 due primarily to costs associated with a consulting agreement with an ex-officer of the Company and to timing differences with respect to payment of these obligations.

         Notes payable due after one year decreased $680,000 primarily due to the reclassification of these notes, which became due September 11, 1997, to current liabilities at December 31, 1996.

Stockholders' Deficit:

        Between December 31, 1995 and December 31, 1996, the net increase in stockholders' deficit of approximately $633,000 was due primarily to the net effect of the loss of approximately $667,000 and to the issuance of 3.4 shares of the Company's Series C Preferred Stock to the holders of its 5% unsecured promissory notes, in payment of $34,000 of accrued interest due such noteholders in August 1996, in accordance with the terms of such notes.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

         The following material changes in results of operations occurred during the two-year period from January 1, 1996 through December 31, 1997.

Continuing Operations:
---------------------

         Losses from continuing operations were approximately $753,000 during 1997,compared to losses of approximately $707,000 during 1996. The increase of approximately $46,000 primarily related to continuing professional fees and costs associated with defending and settling litigation. (See Note 3).

Discontinued Operations:
-----------------------

         There was a loss from discontinued operations of approximately $246,000, before a net gain of approximately $1,286,000, from the sale of substantially all of the Company's assets to West Coast during 1997, compared to income from discontinued operations of approximately $40,000 during 1996. The increased loss of approximately $286,000 was primarily related to less favorable rental-weather conditions, the adverse affect of the lack of strong rental titles, and, to a lesser extent, competition during 1997. In addition, during 1997, cost of movie rentals resulting from a pay per transaction arrangement with a supplier of videocassette rental films were approximately $188,000. (The Company had no such arrangement with this supplier during 1996). Additionally, the Company had ten stores in operation during 1996, compared with nine stores in operation during 1997.

Net Loss:
--------

         As a result of the foregoing, the Company generated net income of approximately $287,000 during 1997, which included a net gain of approximately $1,286,000 from the sale of substantially all of its assets to West Coast, compared to a net loss of approximately $667,000 during 1996.(See Note 4 to the Consolidated Financial Statements).

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

         The Company's Consolidated Financial Statements and Notes thereto are filed together with this report commencing at Page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------

         None.

                                    PART III

         ITEMS 9, 10, 11 and 12 are incorporated in this report by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the close of the Company's fiscal year.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K
         --------------------------------------

     (a) Exhibits: The exhibits listed in the Index to Exhibits appearing on Page E-1.

     (b) Reports on Form 8-K:

         During the quarter ended December 31, 1997, the Company filed a report on Form 8-K, dated December 1, 1997, with respect to Item 5. thereof.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHOICES ENTERTAINMENT CORPORATION

                                        By: /s/ Ronald W. Martignoni
                                            --------------------------------
                                            Ronald W. Martignoni
                                            Chief Executive Officer
                                            March 27,1998

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ronald W. Martignoni                             March 27,1998
--------------------------------------
Ronald W. Martignoni
Chairman of the Board of Directors,
Chief Executive Officer and President

/s/ Fred E. Portner                                  March 27,1998
--------------------------------------
Fred E. Portner
Director

--------------------------------------               March 27,1998
James D. Sink
Director

/s/ Lorraine E. Cannon                               March 27,1998
--------------------------------------
Lorraine E. Cannon
Chief Financial Officer
(Principal Accounting Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                        CHOICES ENTERTAINMENT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                        CHOICES ENTERTAINMENT CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
Independent auditors' report....................................................       F-3

Consolidated balance sheets as of December 31, 1997 and 1996....................       F-4

Consolidated Statements of loss for the years ended December 31,
1997 and 1996 ..................................................................       F-5

Consolidated statements of stockholders' deficit for the years ended
December 31, 1997 and 1996 .....................................................       F-6

Consolidated statements of cash flows for the years ended December 31,
1997 and 1996 ..................................................................    F-7 - F-8

Notes to consolidated financial statements......................................    F-9 - F-18

                          Independent Auditors' Report

The Board of Directors and Stockholders
Choices Entertainment Corporation:

We have audited the consolidated financial statements of Choices Entertainment Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Choices Entertainment Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years in then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Choices Entertainment Corporation will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, is in default on certain obligations and has a net working capital deficiency at December 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                      /S/ KPMG PEAT MARWICK LLP

Philadelphia, Pennsylvania
March 6, 1998

                        CHOICES ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                             December 31,
                                                                                             ------------
                                                                                1997                         1996
                                                                        ----------------------       ---------------------
ASSETS
Current assets:
  Cash                                                                         $      197,117               $      66,739
  Accounts receivable                                                                   1,123
  Other deferred costs                                                                                             30,453
  Prepaid expenses                                                                                                 20,842
                                                                        ----------------------       ---------------------
      Total current assets                                                            198,240                     118,034

Equipment, net (Note 5)                                                                 3,631
Other assets                                                                              125                       7,400
Net assets of discontinued business (Note 4)                                                                    1,054,425
                                                                        ======================       =====================
                                                                               $      201,996                 $ 1,179,859
                                                                        ======================       =====================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable                                                                                                 $ 854,000
  Accounts payable                                                            $        33,104                      61,558
  Accrued merger and acquisition expenses                                             353,799                     425,299
  Accrued professional fees                                                           129,758                     168,199
  Accrual for lease cancellation and litigation reserves                                                            1,250
  Accrued salaries                                                                      2,859                       7,500
  Accrued expenses                                                                      5,419                      80,307
  Net liabilities of discontinued business (Note 4)                                                               908,293
                                                                        ----------------------       ---------------------
      Total current liabilities                                                       524,938                   2,506,406
                                                                        ----------------------       ---------------------

Commitments and Contingencies (Notes 3 and 11)

Stockholders' deficit (Notes 7,8,9 and 10)
  Preferred stock, par value $ .01 per share:
      authorized 5,000 shares; 109.1 shares issued and outstanding in 1997 and 37.4 shares issued and outstanding in 1996
  Common stock, par value $ .01 per share: authorized
      50,000,000 shares; issued and outstanding 22,004,395
       shares in 1997 and 1996                                                        220,044                     220,044
  Additional paid-in capital                                                       21,236,035                  20,519,203
  Accumulated deficit                                                            (21,779,022)                (22,065,794)
                                                                        ----------------------       ---------------------
Total stockholders' deficit                                                         (322,941)                ( 1,326,547)
                                                                        ======================       =====================
                                                                                     $201,996                  $1,179,859
                                                                        ======================       =====================



See accompanying notes to consolidated financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                             Year ended December 31,
                                                                             -----------------------
                                                                         1997                        1996
                                                                 ---------------------      -----------------------
Operating costs and expenses:

  Selling and administrative expenses                                  $      252,059               $      285,433
  Professional and consulting expenses                                        425,142                      278,843
  Store closing and lease termination expenses                                                              51,615
  Depreciation and amortization                                                39,168                       39,168
                                                                 ---------------------      -----------------------
                                                                              716,369                      655,059
                                                                 ---------------------      -----------------------

Other expenses:

  Interest expense, net                                                        37,081                       51,830
                                                                 ---------------------      -----------------------

Loss from continuing operations                                             (753,450)                    (706,889)
                                                                 ---------------------      -----------------------

Discontinued operations - Note 4

  Income (loss) from discontinued operations                                (245,982)                       40,209
  Gain on sale of discontinued operations                                   1,286,204
                                                                 ---------------------      -----------------------
  Income from discontinued operations                                       1,040,222                       40,209
                                                                 ---------------------      -----------------------

Net income (loss)                                                      $      286,772               $    (666,680)
                                                                 =====================      =======================

Net income (loss) per share of common stock
  Basic income (loss) per share:
    Continuing operations                                              $       (0.03)               $       (0.03)
                                                                 =====================      =======================
    Discontinued operations                                            $        0.05                $         -0-
                                                                 =====================      =======================
    Net income (loss)                                                  $        0.02                $       (0.03)
                                                                 =====================      =======================

Diluted income (loss) per share:
    Continuing operations                                              $       (0.03)               $       (0.03)
                                                                 =====================      =======================
    Discontinued operations                                            $        0.04                $         -0-
                                                                 =====================      =======================
    Net income (loss)                                                  $        0.01                $       (0.03)
                                                                 =====================      =======================


See accompanying notes to consolidated financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  FOR THE YEARS ENDED DECEMBER 31, 1997AND 1996

                                  Preferred           Common     Stock           Additional
                                    Stock       ----------------------------      Paid-in           Accumulated
                                    Shares         Shares          Amount         Capital             Deficit             Total
                                  -----------   -------------    -----------   ---------------    -----------------    -------------
Balance at December 31, 1995         34.0        22,004,395       $220,044       $20,485,203        $(21,399,114)       $( 693,867)

Issuance of preferred stock in
lieu of cash to investors             3.4                                             34,000                                34,000

Net loss for the year ended
December 31, 1996                                                                                    (   666,680)      (   666,680)
                                  -----------   -------------    -----------   ---------------    -----------------    -------------
Balance at December 31, 1996         37.4        22,004,395        220,044        20,519,203         (22,065,794)       (1,326,547)

Issuance of preferred stock in
lieu of cash to investors (Note 3)   71.7                                            716,832                               716,832

Net income for the year ended
December 31, 1997                                                                                        286,772           286,772
                                  -----------   -------------    -----------   ---------------    -----------------    -------------
Balance at December 31, 1997        109.1        22,004,395       $220,044       $21,236,035        $(21,779,022)        $(322,941)
                                  ===========   =============    ===========   ===============    =================    =============






See accompanying notes to consolidated financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year ended December 31,
                                                                              1997                    1996
                                                                        -----------------       ----------------
Cash flows from operating activities:
Net income (loss)                                                            $   286,772            $ (666,680)
                                                                        -----------------       ----------------
Adjustments to reconcile not loss to net cash
  used in operating activities:
    Depreciation and amortization                                                452,414              1,086,433
    Gain on sale of assets                                                   (1,286,204)
    Loss on disposal of videocassette rental
      inventory                                                                   83,621                238,874
    Videocassette and inventory reserves                                           7,667                 22,686
    Cost of rental film sales                                                    121,342                410,399
    Amortize goodwill and deferred costs                                          38,873                 56,007
  Change in assets and liabilities:
    (Increase) decrease in accounts receivable                                     4,734                (1,692)
    (Increase) decrease in merchandise inventories                                62,584               (43,131)
    (Increase) decrease in prepaid expenses                                       41,683               (13,447)
    (Increase) decrease in other assets                                            9,037                (5,949)
    Increase (decrease) in accounts payable                                    (653,645)                277,256
   Decrease in accrued merger and acquisition expenses                          (50,550)              (138,602)
    Increase (decrease) in deferred revenue                                     (27,797)                 27,797
    Increase (decrease) in accrued professional fees                           (138,441)                 81,956
    Increase (decrease) in accrued salaries                                     (52,875)                  3,131
    Increase (decrease) in other accrued expenses                              (171,290)                126,194
    Decrease in accrual for lease cancellation and
      other litigation reserves                                                  (1,250)               (12,500)
                                                                        -----------------       ----------------
Total adjustments                                                            (1,560,095)              2,115,412
                                                                        -----------------       ----------------
Net cash provided by (used in) operating activities                          (1,273,323)              1,448,732
                                                                        -----------------       ----------------

Cash flows from investing activities:
  Purchases of videocassette rental inventory, net                             (620,807)            (1,573,140)
  Purchases of equipment, net                                                   (10,049)               (43,982)
  Proceeds from sale of  assets                                                2,379,507                  9,429
                                                                        -----------------       ----------------
Net cash provided by (used in) investing activities                            1,748,651            (1,607,693)
                                                                        -----------------       ----------------

Cash flows from financing activities:
  Proceeds from notes payable                                                     49,000                150,000
  Repayment of notes payable                                                   (393,950)               (10,691)
                                                                        -----------------       ----------------
Net cash provided by (used in) financing activities                            (344,950)                139,309
                                                                        -----------------       ----------------

Net increase (decrease) in cash                                                  130,378               (19,652)
Cash at beginning of year                                                         66,739                 86,391
                                                                        -----------------       ----------------
Cash at end of year                                                           $  197,117              $  66,739
                                                                        =================       ================

Supplementary disclosure of cash flow information
  Cash paid during the year for interest                                      $   19,601              $  14,556
                                                                        =================       ================

         During 1997, the Company issued 3.6833 shares of Series C Preferred stock to the holders of its 5% unsecured promissory notes, in payment of $36,833 of accrued interest due such noteholders in September 1997, in accordance with the terms of such notes. Additionally, all of the holders of its 5% unsecured promissory notes elected to convert their notes totaling $680,000 into 68 shares of Series C Preferred stock.

         During 1996, the Company issued 3.4 shares of Series C Preferred stock to the holders of its 5% unsecured promissory notes, in payment of $34,000 of accrued interest due such noteholders in August 1996, in accordance with the terms of such notes.



See accompanying notes to consolidated financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  INCORPORATION AND OTHER MATTERS

         The Company was incorporated under the laws of the State of Maryland on July 11, 1985, as "PPV Enterprises, Inc." On August 18, 1987, the Company changed its name to "DataVend, Inc." and reincorporated under the laws of the State of Delaware.

         On March 14, 1990, the Company changed its name to Choices Entertainment Corporation.

         On June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation. (See Note 4).

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation: The consolidated financial statements include financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Accounting Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Equipment: Equipment is stated at cost. Depreciation of equipment is provided under the straight-line method over the estimated useful lives of the respective assets.

         Revenue Recognition: The Company recognized revenue when products were rented or sold with the exception of certain promotional membership fees, which were amortized over 12 months.

         Recently Adopted Accounting Pronouncements: The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

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

                        CHOICES ENTERTAINMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The Company has adopted the provisions of SFAS 128, Earnings per Share, which specifies the computation, presentation, and disclosure requirements for earnings per share. This statement simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Restatement of earnings per share data for previous periods is also required. Basic earnings
(loss) per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the calculation of the dilutive net earnings (loss) per share, since their inclusion would be anti-dilutive. At December 31, 1997 and 1996, the Company had outstanding stock options and warrants which could potentially dilute basic earnings per share in the future.

         New Accounting Pronouncements: The FASB issued a new standard, SFAS No. 130, Disclosure of Information about Capital Structure, which establishes standards for reporting and display of comprehensive income and its components in the financial statements. The statement must be adopted by the Company in the first quarter of 1998. Under the provisions of this statement, the Company will be required to include a financial statement presentation of comprehensive income and its components to conform to these new requirements. Comprehensive income is the total of net income and all other non-owner changes in equity. As a consequence of this change, certain reclassifications will be necessary for previously reported amounts to achieve the required presentation of comprehensive income. Implementation of this disclosure standard will not affect the Company's financial position or results of operations.

         Reclassification: Reclassification of the 1996 Consolidated Financial Statements has been made to conform with the presentation of the 1997 Consolidated Financial Statements.

(3)  LIQUIDITY

         As previously reported, on June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation ("West Coast"). Notwithstanding the sale of its operating business, the Company's consolidated financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in each year of its existence, with the exception of the year ended December 31, 1997, aggregating $21,779,022 from its inception through December 31, 1997, including a net loss of $999,432 for the year ended December 31, 1997, before a net gain of $1,286,204 from the sale of substantially all of the Company's assets and business to West Coast ( the "West Coast Transaction") (see below). As of December 31, 1997, the Company had a net working capital deficiency of approximately $327,000.

         Under the terms of the West Coast Transaction, the purchase price of $2,430,000 was paid to the Company in cash on June 16, 1997, less $243,000 that was held by West Coast in escrow, pursuant to the terms of a escrow agreement between the Company and West Coast, to satisfy certain indemnity obligations of the Company, if any, to West Coast, and which was, subject to amounts withheld pursuant to any claims made by West Coast, to be released to the Company over a period of eighteen months. On December 22, 1997, the Company negotiated a compromise and full release of the escrow upon the payment by West Coast to the Company of $211,000 on that date. The release of the escrow did not affect in any manner the Company's indemnity obligations to West Coast pursuant to the terms of the asset purchase agreement between the Company and West Coast.

                  From the closing of the West Coast Transaction on June 16, 1997,to the present, the Company has principally (i) satisfied and compromised various claims and liabilities; (ii) defended and settled litigation, and paid

                        CHOICES ENTERTAINMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3)  LIQUIDITY (CONTINUED)

professional fees, including substantial fees associated with such litigation;
(iii) maintained administrative functions (at present the Company only employs one person in finance and has entered into a consulting agreement with the Chief Executive Officer (see below and Note 11); and (iv) attempted to identify and consider new business opportunities.

         To date, the Company has been unsuccessful in concluding any new business opportunities or in securing needed capital, in part due to the uncertainties and costs associated with continuing stockholder litigation in California, which, as previously reported, was settled in the amount of $87,000, excluding professional fees, on November 20, 1997. The Company's efforts have also been hampered because of uncertainties associated with attempts, since November 25, 1997, by certain stockholders to gain control of the Company. As a consequence, the Company's financial condition has continued to deteriorate and the Company presently has very limited cash remaining with which to seek or conclude any new business opportunities. Moreover, certain liabilities remain and certain claims against the Company exist which, if successfully asserted, would result in there being no cash remaining. The existence of these claims and liabilities have further hampered the Company in its efforts to conclude new business opportunities or to secure needed capital. As of the date of this report, the Company has approximately $35,000 in cash remaining. As a result, the Company's viability is seriously in question.

         These claims and liabilities include but are not limited to professional fees billed in connection with the Company's discontinued acquisition program in the amount of $353,799, which remain unpaid to a law firm retained in that connection. Previously, in 1994, JD Store Equipment, Inc. ("JD Store Equipment") agreed that, in the event the then contemplated merger between JD Store Equipment and the Company (the "JD Merger") was not consummated, JD Store Equipment would pay to the Company legal fees billed to the Company by the above law firm. That law firm resigned as counsel to the Company shortly after JD Store Equipment notified the Company that it was terminating the JD Merger in September 1995. Subsequently, the Company made a demand for payment upon JD Store Equipment for all fees and disbursements in the amount of $793,281 billed to it by the law firm, of which $439,482 has to date been paid by the Company. JD Store Equipment has responded with a suggestion of a counter claim in an unspecified amount for losses allegedly incurred in connection with the acquisition program. To avoid the uncertainties associated with litigation and with collecting any judgment that may be obtained, the Company has attempted to reach a settlement with JD Store Equipment and the law firm, pursuant to which JD Store Equipment would pay unpaid fees to the law firm, the Company would release JD Store Equipment from any obligation to pay the $793,281 of legal fees billed to the Company and the Company would be released by JD Store Equipment and the law firm. Although discussions have taken place regarding such a settlement, there is no assurance that any settlement will be concluded. Moreover, the law firm has notified the Company that it intends to file a lawsuit against the Company in connection with its outstanding invoices.

         These claims and liabilities also include a request for indemnification by a former director, who is the President of JD Store Equipment, for legal fees expenses incurred in the defense of the previously concluded stockholder litigation in California, which are substantial and material in amount. The Company has denied the former director's request as it does not believe that it has any obligation for indemnification of such legal fees and expenses. However, it is contemplated that any settlement reached with JD Store Equipment, as described above, would include a release by the former director of any indemnification claims that he may have against the Company. There is no assurance, however, that any such settlement will be concluded or, if concluded, as to what would be the terms of such a settlement.

         The Company's 5% unsecured promissory notes (the "Notes"), in the principal amount of $680,000, matured on September 11, 1997, leaving the holders thereof with the sole remedy of converting such notes into shares of the Company's Series C Preferred Stock (valued at $.25 per share of Common Stock). The Holders of such Notes have, in accordance with the terms of the Notes, converted such Notes into 68 shares of the Company's Series C Preferred Stock. In addition, because of its severely distressed financial condition, the Company elected to issue 3.6833 shares of its Series C Preferred Stock to the holders of the Notes, in payment of $36,833 of accrued interest due such noteholders in September, 1997, in accordance with the terms of such Notes.

                        CHOICES ENTERTAINMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3)  LIQUIDITY (CONTINUED)

         The Company's President and Chief Executive Officer, has taken a position with an unrelated company, effective October 6, 1997, and has continued as the Company's Chairman, President and Chief Executive Office, under a consulting agreement pursuant to which his compensation has been reduced accordingly. The consulting agreement expires in accordance with its terms on April 30,1998, unless extended by the Company.

         In the event the Company is not successful in finding and concluding new business opportunities or in securing needed capital in the very near term, as to which no assurance can be given, the Company does not believe that there will any amounts available for distribution to the Company's stockholders.

(4)  WEST COAST TRANSACTION AND DISCONTINUED OPERATIONS

         As previously reported, the Company consummated the previously announced sale of substantially all of its assets to West Coast on June 16, 1997. Under the terms of the West Coast Transaction, the purchase price of $2,430,000 was paid to the Company in cash on June 16, 1997, less $243,000 that was held by West Coast in escrow, pursuant to the terms of a escrow agreement between the Company and West Coast, to satisfy certain indemnity obligations of the Company, if any, to West Coast, and which was, subject to amounts withheld pursuant to any claims made by West Coast, to be released to the Company over a period of eighteen months. On December 22, 1997, the Company negotiated a compromise and full release of the escrow upon payment by West Coast to the Company of $211,000 on that date. The release of the escrow did not affect in any manner the Company's indemnity obligations to West Coast pursuant to the terms of the asset purchase agreement between the Company and West Coast.

          The Company recognized a net gain on the sale of its assets of approximately $1,286,000, which has been reported in discontinued operations on the Consolidated Statements of Income (Loss) for the year ended December 31, 1997. Revenues for the discontinued business for the year ended December 31, 1997, was $2,116,000, compared to revenues for the discontinued business for year ended December 31, 1996, of $5,173,000.

         The assets sold in the West Coast Transaction, net of applicable liabilities, have been reclassified as noncurrent assets and current liabilities of the discontinued business on the 1996 Consolidated Balance Sheet. At December 31, 1996 approximately $1,054,000 related to net noncurrent assets, and approximately $908,000 related to net current liabilities of the discontinued business.

(5)  EQUIPMENT AND VIDEOCASSETTE RENTAL INVENTORY

                                                                December 31,
                                                                ------------
                                                                                                            Estimated
                                                     1997                         1996                    Useful Lives
                                            ------------------------     ------------------------       ------------------
Equipment                                       $             4,034          $           231,956        5 years
Furniture and fixtures                                                                   356,176        5 years
Leasehold improvements                                                                   936,611        Life of Lease
Computers and peripherals                                                                353,818        5 years
                                            ------------------------     ------------------------
                                                              4,034                    1,878,561
Less: Accumulated depreciation
    and amortization                                          (403)                  (1,768,158)
                                            ------------------------     ------------------------
                                                $             3,631          $           110,403
                                            ========================     ========================

Videocassette rental inventory                                                        $2,936,230        2 years
Less: Accumulated depreciation                                                       (2,231,614)
                                                                         ------------------------
                                                                             $           704,616
                                                                         ========================

                        CHOICES ENTERTAINMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(6)  NOTES PAYABLE

         The following table sets forth the Company's Notes Payable:

                                                                                   December 31,
                                                                                   ------------

                                                                                       1996
                                                                                -------------------
            5 % Unsecured Promissory Notes due September 1997
                    (See Note 3)                                                        $  680,000

            12% Note Payable to West Coast  (See Note 3 and 14)                            150,000

            10% Promissory Note Payable to investor in 8 equal monthly
                installments due April 1995, extended to March 15, 1996                     14,000

            10% Promissory Note Payable to investor in 8 equal monthly
                installments due August 1, 1995, extended to March 15, 1996                100,000

            10% Promissory Note Payable to investor in 8 equal monthly
                installments due May 1995                                                   30,000

            10% Promissory Note Payable to investor due October 1, 1996                     30,000
                                                                                -------------------
                                                                                         1,004,000
            Less portion of notes payable due within one year                          (1,004,000)
                                                                                ===================
            Notes payable due after one year                                           $      -0-
                                                                                ===================

         As of December 31, 1997, the Company had no Notes Payable outstanding. The Company's 5% unsecured promissory notes in the principal amount of $680,000, matured on September 11, 1997, leaving the holders thereof with the sold remedy of converting such notes into shares of the Company's Series C Preferred Stock (valued at $.25 per share of Common Stock). The holders of such notes have, in accordance with the terms of the notes, converted such notes into 68 shares of the Company's Series C Preferred Stock. All other notes outstanding at December 31, 1996, were paid, to the holders of such notes, with the proceeds from the West Coast Transaction.

                        CHOICES ENTERTAINMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7)  NON-EMPLOYEE STOCK OPTIONS

OPTIONS

         The following table sets forth certain information regarding non-employee and non-management stock options granted by the Company, which were outstanding at December 31, 1997:

                                            Shares of Common         Exercise
                           Number of         Stock Subject            Price                                  Registration
    Date of Grant           Holders            to Option            Per Share         Expiration Date           Rights
----------------------     -----------     -------------------     -------------    ---------------------    --------------
December 13, 1988              2                       12,500         $1.00         October 18,1999          None
November 14, 1989              2                       65,000         $1.30         November 14, 1999        None
December 14, 1989              1                       25,000         $2.00         December 14, 1999        None
January 11, 1990               2                       16,875         $2.00         January 10, 1999         None
June 1, 1990                   1                      291,667         $1.25         June 1, 1999             None
January 31, 1991               2                      510,000         $0.43         January 31, 2001         Registered
August 22, 1991                1                      100,000         $0.63         August 21, 1999          Piggyback
November 3, 1994               2                      400,000         $0.69         November 3,1999          Piggyback
December 1, 1994               1                    1,000,000         $0.91         December 1, 1999         Piggyback
                                           -------------------
      Total                                         2,421,042
                                           ===================


(8)  EMPLOYEE AND MANAGEMENT STOCK OPTIONS

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

                        CHOICES ENTERTAINMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)  EMPLOYEE AND MANAGEMENT STOCK OPTIONS (CONTINUED)

STOCK OPTION AND APPRECIATION RIGHTS PLAN

         The following table sets forth information with respect to incentive stock options under the Plan for the two years ended December 31, 1997:

                                                                   Number of Shares
                                                                   Under Option (1)               Price Per Share
                                                            -------------------------------       -----------------
Outstanding at December 31, 1995                            563,500                                 .19 -  .23
  (119,000 shares under exercisable options)

   Cancelled                                                (28,000)                                .19 -  .23
                                                            -------------------------------
Outstanding at December 31, 1996                            535,500                                 .19 -  .23
(252,500 shares under exercisable options)

    Cancelled                                               535,500                                 .19 -  .23
                                                            -------------------------------
Outstanding at December 31, 1997                              -0-
                                                            ===============================

(1) Gives effect to the expiration of options due to termination of employment

         All incentive options issued were exercisable in installments of one-third of the total award on each of the first three anniversary dates and ending ten years from the initial date of grant. All grants of options were conditioned on the continued employment of the optionee. No stock appreciation rights have been granted.

NON-QUALIFIED MANAGEMENT INCENTIVE STOCK OPTIONS

         In connection with the employment agreements entered into by the Company's executive officers in May 1989, the Company granted Long-term Management Incentive Options to four executive officers to purchase up to 4,275,000 shares of Common Stock, all at an exercise price of $1.25 per share, which was the bid price for the Common Stock on the date of grant as reported by NASDAQ. The Long-Term Management Incentive Options expire on June 1, 1999. Options to purchase 708,333 shares were forfeited upon the resignation of one of the officers in June 1990. In August of 1990, the Company awarded additional Long-Term Management Incentive Options to the three officers originally receiving the options and one other officer in an amount equal to 558,333 shares of the forfeited options, all at an exercise price of $2.97 per share. In December of 1991, all of the August 1990 Long-Term Management Options and 2,616,666 of the 1989 Long-Term Management Incentive Options held by Company officers were surrendered and cancelled. In 1996, two officers of the Company surrendered the then remaining outstanding Long-term Management Incentive Options. Only 291,667 of the 1989 Long-Term Management Incentive Options remain outstanding.

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

         On February 9, 1994, the Board of Directors approved the grant of 915,000 1994 Management Options to three officers and one director of the Company at an exercise price of $.23 per share, which represented the bid price for the

                        CHOICES ENTERTAINMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(8)  EMPLOYEE AND MANAGEMENT STOCK OPTIONS (CONTINUED)

     NON-QUALIFIED MANAGEMENT INCENTIVE STOCK OPTIONS (CONTINUED)

Company's common stock on the date of grant of such options. The 1994 Management Options vested fully as of April 7, 1994, and expire on January 31, 2001.

         Registration statements under the 1933 Act have been filed by the Company with respect to the 8,425,001 shares underlying the 1987 Stock Option and Appreciation Rights Plan ( the "1987 Plan"), the outstanding Long-Term Management Incentive Options, the 1991 Management Options, and the 1994 Management Options, and an option held by a director. Of these options, 3,591,501 have either been cancelled, exercised or have expired, and 1,694,500 options remain unissued under the 1987 SOP. Generally, such registration permits the immediate sale of the 3,139,500 vested shares upon exercise, subject to the volume limitations imposed by Rule 144.

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

         On February 13, 1997, the Board of Directors of the Company authorized the grant of non-qualified stock options to purchase 450,000 shares of the Company's common stock at $.05 per share, the fair market value of the common stock on that date, to three directors of the Company. The options became fully vested after six months from the date of grant.

(9)  NET LOSS PER SHARE OF COMMON STOCK

         Basic income per share for the year ended December 31, 1997, was computed by dividing the net income by the weighted average number of common shares outstanding during the periods.

         Diluted income per share for the year ended December 31, 1997, was computed by dividing the net income by the weighted average number of common shares outstanding during the period, as well as, the number of common shares that would be outstanding as a result of the conversion of the Company's preferred stock.

         Basic and diluted loss per share for the year ended December 31, 1996 was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. No consideration was given to the conversion of preferred stock since the result of that calculation would be anti-dilutive.

         The approximate number of shares used in the computation of income
(loss) per share amounts are as follows:

                            Year ended December 31,                 Number of shares used in calculation
                        ---------------------------------           -----------------------------------------
                        1997
                                     Basic                                         22,004,000
                                     Diluted                                       24,372,000
                        1996
                                     Basic                                         22,004,000
                                     Diluted                                       22,004,000

                        CHOICES ENTERTAINMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(10) INCOME TAXES

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

         The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1997 consist primarily of net operating loss carry-forwards as well as differences related to fixed asset depreciation, videocassette amortization, and certain accruals for book and tax purposes. The Company is in a net deferred tax asset position at December 31, 1997 (before consideration of a valuation allowance) due to the significant net operating loss carry-forwards described below. However, due to the uncertainty of the Company realizing this carry-forward benefit through future taxable income, the net deferred tax asset is fully reserved and no benefit has been recognized in the statements of loss.

         Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carry-forwards is limited following a greater than 50 percent change is ownership. As a result of various capital transactions, the Company appears to have experienced such an ownership change. Accordingly, its utilization of loss carry-forwards incurred may be subject to an annual limitation generally determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate.

         As of December 31, 1997 the Company had approximately $17,000,000 of net operating loss carry-forwards for tax purposes which may be available to offset future federal income, if any, through 2010. The amount ultimately available, if any in future years, is dependent on the limitation discussed above. Should the Company operate profitably in future years, it may be subject to current tax expense in certain states for which no net operating loss carry-forwards are available.

(11) COMMITMENTS

         The Company currently has no lease commitments. The Company's executive office is provided rent free by the Company's Chief Financial Officer.

         Rent expense for 1997 and 1996, was $439,423 and $965,616, respectively.

        On October 6, 1997, the Company entered into a consulting agreement with one of the officers referred to below, who is also a director, pursuant to which he released the Company from all obligations and liabilities, including any obligations under the severance agreement between him and the Company referred to below. The consulting agreement provides for a monthly consulting fee of $5,000 per month, to be paid through April 1998, in exchange for services provided. The consulting agreement expires in accordance with its terms on April 30, 1998, unless extended by the Company.

        On August 15, 1996, the Company entered into an agreement with one of the officers referred to below, who was also a director, pursuant to which he resigned from employment and from all positions with the Company, while remaining a director and Chairman of the Board until December 20, 1996, released the Company from all obligations and liabilities, including any obligations under the severance agreement between him and the Company referred to above, and agreed to the cancellation of certain fully-vested options to purchase 291,667 shares of the Company's common stock, and the Company entered into an eleven-month consulting agreement with said officer, under which he received $3,500 on a bi-weekly basis, and certain other benefits for a period of one year.

                        CHOICES ENTERTAINMENT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(11) COMMITMENTS (CONTINUED)

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

        In April, 1992, the Company entered into severance agreements with three officers, which provide, under certain circumstances, that the Company will pay these individuals upon their severance an amount equal to one full year's base salary in the event that their affiliation with the Company ceases within either one or two years (depending upon the circumstances) following a "change in control" of the Corporation, as that term is defined in the Company's Stock Option and Appreciation Rights Plan of 1987, as amended. In November 1993, the Board of Directors adopted amendments to the severance agreements for two of these officers, who were also directors of the Company (and of which one who has subsequently resigned as mentioned above) after considering a possible conflict of interest should they be required to vote on a business merger or combination that may result in their removal as officers and directors of the Company. The amendments principally increased the amount to be paid on severance from one full year's base salary to two full year's base salary.

(12) SUBSEQUENT EVENTS

         As previously reported, on September 8, 1997, a lawsuit was filed by the Company against a former officer, in the Superior Court of California, in which the Company sought repayment of a loan made by the Company to the former officer in 1995. A settlement of this lawsuit was concluded on February 25, 1998, pursuant to which the former officer agreed to pay the Company $40,000 in monthly installments beginning March 1, 1998 through September 1, 1998.

                                INDEX TO EXHIBITS

Exhibit
  No.         Description of Exhibit
-------       ----------------------

 3(a)      Certificate of Incorporation, as amended (1)

  (b)      Certificate of Designations of Series C Preferred Stock,
                  as amended (2)

  (c)      By-Laws, as amended (3)

 4         Form of certificate evidencing shares of
                  Common Stock (4)

10(a)      Stock Option and Appreciation Rights
                  Plan of 1987(4)

  (b)      Form of Long-Term Management Incentive
                  Stock Option Agreement (5)

  (c)      Form of 1991 Management Option Agreement (5)

  (d)      Consulting Agreement between Registrant and Ronald W.Martignoni(6)

  (e)      Severance Benefits Agreement, as amended,
                  between Registrant and Lorraine E. Cannon (7)

  (f)      Form of 1994 Management Option Agreement (7)

  (g)      Non-Employee Director Stock Option Agreement
                  between Registrant and Fred E. Portner (8)

  (h)      Non-Employee Director Stock Option Agreement
                  between Registrant and Fred E. Portner (9)

  (i)      Non-Employee Director Stock Option Agreement
                  between Registrant and James D. Sink (9)

  (j)      Asset Purchase Agreement, dated December 16, 1996, as
                  amended, between West Coast Entertainment Corporation and Registrant (10)

11         Computation of loss per share (11)

21         List of Subsidiaries (11)

23         Consent of KPMG Peat Marwick LLP (11)

27         Financial Data Schedule (11)

----------------

(1) Filed as an Exhibit to Registrant's Registration Statement on Form S-8 (File No. 33-87016) and incorporated herein by reference.

(2) Filed as an Exhibit to Registrant's 1996 Annual Report on Form 10-KSB, and incorporated herein by reference.

(3) Filed as an Exhibit to Registrant's 1992 Annual Report on Form 10-K and incorporated herein by reference.

(4) Filed as an Exhibit to Registrant's Registration Statement on Form S-1, inclusive of Post-Effective Amendment No. 1 thereto (File No.:
           33-198983) and incorporated herein by reference.

(5) Filed as an Exhibit to Registrant's Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No.: 33-32396), and incorporated herein by reference.

(6) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB, for the quarter ended September 30, 1997, and incorporated herein by reference.

(7) Filed as an Exhibit to Registrant's 1993 Annual Report on Form 10-K, and incorporated herein by reference.

(8) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB, for the quarter ended March 31, 1996, and incorporated herein by reference.

(9) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB, for the quarter ended March 31, 1997, and incorporated herein by reference.

(10) Filed as an Exhibit to Registrant's definitive Proxy Statement, dated February 11, 1997, with regard to a Special Meeting of Stockholders held on March 12, 1997, as further amended by Second and Third Amendments thereto filed as Exhibits to Registrant's Forms 8-K, dated April 28, 1997, and May 29, 1997, all of which Exhibits are incorporated herein by reference.

(11)       Filed herewith.