Form 10KSB/A
period 1997-12-31
CHOICES ENTERTAINMENT CORP
filed 1998-05-01
CIK 822935

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                ------------
                             FORM 10-KSB/A NO. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission file number 0-17001
                                                -------

                      Choices Entertainment Corporation
-----------------------------------------------------------------------------
               (Name of small business issuer in its charter)

         Delaware                   52-1529536
-------------------------------    ----------------------------------
(State or other jurisdiction of      (I.R.S. employer identification no.)
incorporation or organization)

509 Kinsale Road, Timonium, Maryland                          21093
----------------------------------------                -------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code      (410) 643-2967
                                                ---------------------

Securities registered under Section 12(b) of the Exchange Act:     None
                                                               ------------

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

         Number of outstanding shares of the registrant's Common Stock at March 5, 1998: 22,004,395 shares.

         Transitional Small Business Disclosure Format (check one):

         Yes                      No    x
            --------                --------

                                AMENDMENT NO. 1

    The Registrant hereby amends its 1997 Annual Report on Form 10-KSB, by filing herewith the complete text of ITEMS 9 through 12 of Part III thereof, consisting of:

            ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            ITEM 10.         Executive Compensation

            ITEM 11. Security Ownership of Certain Beneficial Owners and Management

            ITEM 12.         Certain Relationships and Related Transactions

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The directors and executive officers of the Company are as follows:

                                                                Year First
                                                     Year First  Became an
                                                      Became a   Executive
    Name             Age        Position              Director    Officer
    ----             ---        --------             ----------  ---------

John Boylan.......... 56  Chairman of the Board,        1992        1988
                          Chief Executive Officer
                          and President

Fred E. Portner...... 53  Director                      1988         --

James D. Sink........ 47  Director                      1997         --

    John Boylan was first appointed Chairman of the Board, President, and Chief Executive officer on April 1, 1992. He resigned as Chairman in November 1994, while continuing as a Director. On September 8, 1995, Mr. Boylan was re-appointed Chairman of the Board. Upon entering into a consulting agreement with the Company on August 15, 1996, Mr. Boylan resigned from all positions with the Company. On April 16, 1998, Mr. Boylan was re-appointed Chairman of the Board, President, and Chief Executive Officer. Mr. Boylan joined the Company as its Senior Vice President - Franchise Development in November 1987 and was appointed a Director in November 1988. In June of 1990, Mr. Boylan was designated the Company's Senior Vice President - Business Development.


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


ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth certain information relating to the compensation awarded to, earned by or paid to the Chief Executive Officer (the "Named Executive Officer") for services in all capacities during 1997, 1996 and 1995 (there being no other executive officer of the Company whose total annual salary and bonus exceeded $100,000 during 1997).


                           SUMMARY COMPENSATION TABLE

                                               Long-Term
                                              Compensation
                         Annual Compensation     Awards
                         -------------------  ------------
                                               Securities
                                               Underlying      All Other
Name and Principal                              Options       Compensation
Position                  Year    Salary($)       (#)            ($)(2)
-----------------------   ----    ---------   ------------    ------------
Ronald W. Martignoni      1997    $ 92,884 (1)     -0-           $ 353
Chairman, Chief           1996      98,557         -0-             529
Executive Officer         1995     115,914         -0-             529
and President
-------------

(1) Includes $15,000 received under the terms of a consulting agreement.(See below).

(2) Includes term life insurance premiums paid by the Company.

    Mr. Martignoni resigned as Chairman of the Board, Chief Executive Officer and President of the Company on April 16, 1998, after the appointment of Mr. Boylan to the Board of Directors of the Company on that same day.(SEE ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT).

    As previously reported, Mr. Martignoni had taken a position with an unrelated company, effective October 6, 1997, and continued as the Company's Chairman, President and Chief Executive Officer, under a consulting agreement pursuant to which his compensation had been reduced accordingly. Under the consulting agreement, Mr. Martignoni released the Company from all obligations and liabilities, including any obligations under the severance agreement between him and the Company referred to below. The consulting agreement provided for a monthly consulting fee of $5,000 per month, which was payable through April 1998,unless extended by the Company, in exchange for services provided. Mr. Martignoni received payments through March 1998 under this agreement; however he has continued to provide services to the Company without compensation.

    In April 1992, the Company entered into a severance agreement with Mr. Martignoni which provided, under certain circumstances, that the Company would pay him upon his severance an amount equal to one full year's base salary in the event that his affiliation with the Company ceased within either one or two years (depending upon the circumstances) following a "change in control" of the Corporation, as that term is defined under the Company's Stock Option and Appreciation Rights Plan of 1987. In November 1993, the Board of Directors adopted an amendment to the severance agreement for Mr. Martignoni, which principally increased the amount to be paid on severance from one full year's base salary to two full years' base salary, as well as contained certain other provisions, including a provision for the continued registration of option stock following termination of his affiliation with the Company.

Stock Options Held At Fiscal Year-End

    The following table sets forth the aggregate options to purchase shares of Common Stock of the Company held by the Named Executive Officer at December 31, 1997. No options were exercised during the year ended December 31, 1997 by the Named Executive Officer, and there were no in-the-money unexercised options held by the Named Executive Officer at December 31, 1997.

                               Number of Securities
                              Underlying Unexercised
                                 Options Held at
                               December 31, 1997(#)
                            --------------------------

   Name                     Exercisable  Unexercisable
   ----                     -----------  -------------

Ronald W. Martignoni         1,425,000        -0-


Compensation of Directors

    The Company currently has no standard arrangements pursuant to which non-employee directors are compensated for services provided as directors.

    On February 13, 1997, three non-employee directors, Messrs. James D. Sink, Joseph DeSaye and Fred E. Portner, were granted, respectively, nonqualified options to purchase 200,000, 200,000 and 50,000 shares of the Company's Common Stock, exercisable on or after August 13, 1997, at an exercise price of $.05 per share, the price of the Company's Common Stock on the date of grant, which options expire on February 13, 2002. Mr. DeSaye has since resigned as a director, and no options have been exercised.


ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

    The following table sets forth certain information regarding ownership of the Company's Common Stock and Series C Preferred Stock (the "Preferred Stock"), as of April 17, 1998, by: (i) each person who is known by the Company to own beneficially shares of Common Stock and/or Preferred Stock to which are attributable more than five percent of the combined number of votes attributable to all shares of Common and Preferred Stock outstanding on that date, (ii) each director (Messrs. Boylan, Portner and Sink), (iii) the Named Executive Officer (Ronald W. Martignoni) and (iv) all executive officers and directors as a group.

                                                                                               No. of Votes Attributable
                                   No. of Shares of Common            No. of Shares of         to Common Stock and
       Name and Address           Stock Beneficially Owned,            Preferred Stock         Preferred Stock
     of Beneficial Owner            including Percentage             Beneficially Owned,       Beneficially Owned,
     -------------------               Owned (1)                          including            including
                                       ---------                     Percentage Owned(1)       Percentage Owned (1) (2)
                                                                 --------------------------    ------------------------

Attel & Cie, S.A.
Via Nassa 58
6901 Lugano, Switzerland            2,601,112   (11.8%)                      --                    2,601,112   (11.1%)

John Maioriello
3416 The Strand
Manhattan Beach, CA  90266          1,826,000   (7.8%)(3)                    --                    1,826,000   (7.3%)

John A. Boylan
509 Kinsale Road
Timonium, MD  21093                 1,442,000   (6.2%)(4)                    --                    1,442,000   (5.8%)

Ronald W. Martignoni
6 Chadwick Court
Voorhees, NJ  08043                 1,425,000   (6.1%)(5)                    --                    1,425,000   (5.7%)

James D. Sink
220 Curwen Road
Rosemont, PA  19010                 1,041,650   (4.7%)                       --                    1,041,650   (4.4%)

Fred E. Portner
121 Montgomery Place
Alexandria, VA  22314                 190,000   *(6)                         --                      190,000   *

Shareholder Committee              13,861,119   (51.6%)(7)              107.4  (98.4%)(7)         13,861,119   (51.6%)

All executive officers and
directors as a Group (three         2,673,650   (12.3%)                      --                    2,673,650   (11.5%)
persons)

------------------
*  Less than 1%.

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

    (7) The Shareholder Committee may be deemed to constitute a group under the rules of the Securities and Exchange Commission. The following table sets forth certain information regarding the ownership of shares of the voting stock owned beneficially by the members of the Shareholder Committee, as contained in the Schedule 14-A filed by the Committee on April 17, 1998, as well as the percentage Stock owned by each, and together as a group, on April 17, 1998. The Company assumes no responsibility for the accuracy of the information contained in the table below at the date of this report.(See ITEM 12. Certain Relationships and Related Transactions.)

                                                        Amount and Nature of
Name of Beneficial Owner (a)                          Beneficial Ownership (b)     Percent of Class (c)
-------------------------------------------------     ------------------------     --------------------
Thomas Renna                                        165,500   (d)                  *
George Pursglove
Cary Palulis                                        268,000   (e)                  1.0%
Harold Hamburg                                      490,000   (f)                  1.8
William M. Goatley                                  1,073,500 (g)                  4.4
Mark and Barbara Raifman                            1,154,900 (h)                  4.6
Carl Shaifer                                        2,037,000 (I)                  8.2
Frank H. Harvey                                     401,000   (j)                  1.6
P. L. Anderson, Jr.                                 405,000   (k)                  1.6
Gail A. Ramey                                       644,000   (l)                  2.5
Kenneth Hiniker                                     1,064,500 (m)                  4.0
Leon Barnard                                        108,300                        *
Alberta Tabony                                      44,000                         *
Margaret Stone                                      134,000                        *
Franklin A. Stone                                   399,450                        1.5
Maurice and Susan Matson                            250,000                        *
Gary Welchman                                       193,000                        *
Max Scheuerer                                       362,000                        1.4
David Beckman                                       245,100                        *
Coleman Goldberg                                    77,200                         *
D.J. Stone                                          111,250                        *
Philip Mumford                                      159,872                        *
Jerome Neidfelt                                     400,000                        1.5
Beverly L. Fader                                    202,000                        *
Gerald Bing                                         80,000                         *
Wendell and Grazina Standridge                      90,000                         *
Fred and Sandy Borke                                39,500                         *
Robert E. Lapides                                   84,200                         *
Peter Rena                                          20,000                         *
Gail Faifman                                        166,800                        *
Thomas Povinelli and Anna Saras                     106,123                        *
Al Riccardi                                         655,170                        2.5
Madeline Esposito                                   57,534                         *
Kenneth Stilger                                     506,500                        1.9
George Cannan                                       350,000                        1.3
Anna Tolson                                         20,000                         *
Carmen Malagisi                                     41,000                         *

                                                        Amount and Nature of
Name of Beneficial Owner                                Beneficial Ownership       Percent of Class
------------------------                                --------------------       ----------------

Carmen Malagisi
R. Neil and Gale F. Lively                          47,500                         *
Kathy Travis                                        1,833                          *
Michael Desaye                                      86,000                         *
Stacy Cannan                                        54,100                         *
Caroline P. Costante                                 33,287                        *
Rudy and Carlene Kreutzans                           99,000                        *
Joseph and Fullenkamp                                40,000                        *
H. Bryan Lewis                                       60,000                        *
Jonathan Votel                                       70,000                        *
Larry Feeney                                        200,000                        *
Richard D. Hollingworth                              15,000                        *
Mark K. Van Ness                                     90,000                        *
                                                    -------                        -

Totals                                              13,756,119                     51.25%
                                                    ----------                     ------



- Represents beneficial ownership of less than 1% of the outstanding shares of the Voting Stock.

    (a) The address of the beneficial owner is c/o the Committee, 10770 Wiles Road, Coral Springs, Florida 33076-4681.

    (b) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of voting stock subject to stock options and warrants currently exercisable or exercisable within 60 days are deemed to be outstanding for calculating the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for calculating the percentage of any other person. Except as indicated by footnote, and except for voting or investment power held jointly with a person's spouse, the persons named in the above table have sole voting and investment power with respect to all shares of capital stock shown beneficially owned by them.

    (c) Percentage is calculated based upon 26,364,395 shares of voting stock outstanding on April 17, 1998.

    (d) Includes warrants to acquire 1.8 shares of Series C Preferred Stock ("Preferred Stock").

    (e) Includes 3.2 shares of Preferred Stock and warrants to acquire .3 shares of Preferred Stock.

    (f) Includes 9.6 shares of Preferred Stock and warrants to acquire .9 shares of Preferred Stock.

    (g) Includes 24 shares of Preferred Stock and warrants to acquire 2.25 shares of Preferred Stock.

    (h) Includes 16 shares of Preferred Stock and warrants to acquire 1.5 shares of Preferred Stock.

    (i)     Includes 36.8 shares of Preferred Stock and warrants to acquire
            3.45 shares of Preferred Stock.

    (j) Includes 6.4 shares of Preferred Stock and warrants to acquire .6 shares of Preferred Stock.

    (k) Includes 4.8 shares of Preferred Stock and warrants to acquire .45 shares of Preferred Stock.

    (l) Includes 6.4 shares of Preferred Stock and warrants to acquire .6 shares of Preferred Stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On November 25, 1997, a group of stockholders demanded that they be given control of the Company and on December 10, 1997, this group filed preliminary solicitation material with the Securities and Exchange Commission, seeking to remove and replace two of three members of the Company's Board of Directors.
On February 11, 1998 and April 17, 1998, revised preliminary solicitation material was filed by an expanded group of stockholders (the "Shareholder Committee") in connection with the solicitation of written consents, also to remove and replace two directors. The Company believes that the solicitation material, as filed, contains materially misleading statements and omissions of material facts and that the Shareholder Committee has failed to file a Schedule 13D in accordance with the requirements of the Securities Exchange Act of 1934.

    John E. Maioriello, a former Chairman of the Board and a principal stockholder of JD Store Equipment, Inc. ("JD"), is deemed under rules of the Securities and Exchange Commission to be the beneficial owner of more than five percent of the Company's Common and Preferred Stock voting together. See ITEM
11.  Securities Ownership of Certain Beneficial Owners and Management.

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

            Previously, on December 6, 1994, JD agreed that in the event that the then contemplated merger between JD Store Equipment and the Company (the "JD Merger") was not consummated, JD Store Equipment would pay to the Company legal fees billed to the Company by the above law firm. That law firm resigned as counsel to the Company shortly after JD Store Equipment notified the Company that it was terminating the JD Merger in September 1995. Subsequently, the Company made a demand for payment upon JD Store Equipment for all fees and disbursements in the amount of $793,281 billed to it by the law firm, of which $439,482 has to date been paid by the Company. JD Store Equipment has responded with a suggestion of a counter claim in an unspecified amount for losses allegedly incurred in connection with the acquisition program. To avoid the uncertainties associated with litigation and with collecting any judgment that may be obtained, the Company has attempted to reach a settlement with JD Store Equipment and the law firm, pursuant to which JD Store Equipment would pay unpaid fees to the law firm, the Company would release

JD Store Equipment from any obligation to pay the $793,281 of legal fees billed to the Company and the Company would be released by JD Store Equipment and the law firm. Although discussions have taken place regarding such a settlement, there is no assurance that any settlement will be concluded. Moreover, the law firm has notified the Company that it intends to file a lawsuit against the Company in connection with its outstanding invoices.

    Mr. Maioriello has also requested indemnification for legal fees and expenses incurred in the defense of the previously concluded stockholder litigation in California, which are substantial and material in amount. The Company has denied the former director's request as it does not believe that it has any obligation for indemnification of such legal fees and expenses. However, it is contemplated that any settlement reached with JD Store Equipment, as described above, would include a release by the former director of any indemnification claims that he may have against the Company. There is no assurance, however, that any such settlement will be concluded or, if concluded, as to what would be the terms of such a settlement.

            The Company's 5% unsecured promissory notes (the "Notes"), in the principal amount of $680,000, matured on September 11, 1997, leaving the holders thereof with the sole remedy of converting such notes into shares of the Company's Series C Preferred Stock (valued at $.25 per share of Common Stock). The Holders of such Notes have, in accordance with the terms of the Notes, converted such Notes into 68 shares of the Company's Series C Preferred Stock. In addition, because of its severely distressed financial condition, the Company elected to issue 3.6833 shares of its Series C Preferred Stock to the holders of the Notes, in payment of $36,833 of accrued interest due such noteholders in September, 1997, in accordance with the terms of such Notes. Certain members of the Shareholder Committee, named in the Beneficial Ownership Table, are the holders of such Preferred Stock. See ITEM 11. Securities Ownership of Certain Beneficial Owners and Management.

    John A. Boylan, an officer and director, is deemed under the rules of the Securities and Exchange Commission to be the beneficial owner of more than five percent of the Company's Common and Preferred Stock voting together. See ITEM
11. Securities Ownership of Certain Beneficial Owners and Management. As previously reported, on August 15, 1996, the Company entered into an eleven-month consulting agreement with Mr. Boylan, under which he received $3,500 on a bi-weekly basis, had use of a car, already under lease by the Company, and received health insurance benefits for a period of one year. The Company entered into this agreement as part of a severance agreement with Mr. Boylan, pursuant to which he resigned from employment and from all positions with the Company, released the Company from all obligations and liabilities, including any obligations under an existing severance agreement between him and the Company, and agreed to the cancellation of certain fully-vested options to purchase 291,667 shares of Common Stock. Mr. Boylan was re-appointed to the Company's Board of Directors and named President and Chief Executive Officer of the Company on April 16, 1998.

    On July 12, 1994, Max Scheuerer, a member of the Shareholder Committee, loaned the Company $50,000, and on December 7, 1994, loaned the Company $100,000, which loans are evidenced by two 10% promissory notes. The aggregate principal amount owing on the promissory notes was reduced to $120,000 from $150,000 as a result of a $30,000 payment by the Company on November 30, 1995, following the filing of a lawsuit against the Company by Mr. Scheuerer seeking collection of said notes. The lawsuit was withdrawn following said $30,000 payment without prejudice to its being reinstated if the balance owing on the notes was not paid in full prior to March 15, 1996. As previously reported, on September 18, 1996, a lawsuit was filed against the Company in which Mr. Scheuerer sought to obtain a judgment against the Company for amounts owing under the two aforementioned promissory notes. The lawsuit was dismissed with prejudice on June 25, 1997, upon the payment by the Company to Mr. Scheuerer of $145,230, in full settlement of all amounts owed to Mr. Scheuerer.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment to its 1996 Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CHOICES ENTERTAINMENT CORPORATION



                             By:/s/ John Boylan
                                --------------------
                                John Boylan
                                Chief Executive Officer
                                April 28, 1998





14