Form 10QSB
period 1998-03-31
CHOICES ENTERTAINMENT CORP
filed 1998-05-22
CIK 822935

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)
  [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the quarterly period ended  March 31, 1998

  [ ]   Transition report under Section 13 or  15 (d) of the Exchange Act

        For the transition period from  _____________ to _____________

        Commission file number 0-17001

                        Choices Entertainment Corporation
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                    52-1529536
-------------------------------                    ------------------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identification No.)
Incorporation or Organization)

509 Kinsale Road, Timonium, Maryland                          21093
------------------------------------                        ---------
(Address of Principal Executive Offices)                    (Zip code)

Issuer's Telephone Number, Including Area Code            410-643-2967
                                                          ------------

            214 Queen Anne Club Drive, Stevensville, Maryland 21666
--------------------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  last Report)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _ X___     No ____

        State the number of shares outstanding of the issuer's Common Stock, as of May 15, 1998: 22,004,395

        Transitional Small Business Disclosure Format (check one):
Yes ____       No __X__

Part I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

                       CHOICES ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS

                                                           March 31, 1998            December 31,1997
                                                           --------------            ----------------
                                                             (Unaudited)                (Audited)
ASSETS

Current assets:
   Cash                                                          $   27,326              $    197,117
    Accounts receivable                                              30,000                     1,123
                                                          ------------------         -----------------
        Total current assets                                         57,326                   198,240

Equipment, net                                                        3,389                     3,631
Other assets                                                            125                       125
                                                          ------------------         ------------------
                                                                 $   60,840                 $ 201,996
                                                          ==================         =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------------------

Current liabilities:
    Accounts payable                                            $     9,722              $     33,104
    Accrued merger and acquisition expenses                         353,799                   353,799
    Accrued professional fees                                        51,230                   129,758
    Accrued salaries                                                                            2,859
    Other accrued expenses                                            5,000                     5,419
                                                          ------------------         -----------------
        Total current liabilities                                   419,751                   524,938
                                                          ------------------         -----------------

Stockholders' deficit:
    Preferred stock, par value $.01 per share:
        Authorized 5,000 shares: 109 shares issued
        and outstanding in 1998 and 1997
    Common stock, par value $.01 per share:
        Authorized 50,000,000 shares: issued and
        outstanding 22,004,395 shares in 1998 and 1997              220,044                   220,044
    Additional paid-in-capital                                   21,236,035                21,236,035
    Accumulated deficit                                        (21,814,992)              (21,779,022)
                                                          ------------------         -----------------
        Total stockholders' deficit                               (358,911)                 (322,941)
                                                          ------------------         -----------------
                                                                $    60,840              $    201,996
                                                          ==================         =================

See accompanying notes to financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                               STATEMENTS OF LOSS
                                   (Unaudited)

                                                                                      For the Three Months
                                                                                         Ended March 31,
                                                                                         ---------------
                                                                              1998                           1997
                                                                    -------------------------      -------------------------
Operating costs and expenses:

  Selling and administrative expenses                                     $           36,178            $            74,409
  Professional and consulting expenses                                                30,661                         57,992
  Depreciation and amortization                                                           81                          7,457
                                                                    -------------------------      -------------------------
                                                                                      66,920                        139,858
                                                                    -------------------------      -------------------------
Other expenses:
  Gain on settlement of lawsuit                                                       30,000
  Interest income (expense), net                                                         950                       (17,061)
                                                                    -------------------------      -------------------------
                                                                                      30,950                       (17,061)
                                                                    -------------------------      -------------------------

Loss from continuing operations                                                     (35,970)                      (156,919)
                                                                    -------------------------      -------------------------
Discontinued operations - Note 4
    Loss from discontinued operations                                                                              (11,308)
                                                                                                   -------------------------

Net loss                                                                  $         (35,970)            $         (168,227)
                                                                    =========================      =========================

Net loss per share of common
   stock - Note 2:

  Basic loss  per share:
     Continuing operations                                                $              -0-            $            (0.01)
                                                                    =========================      =========================
     Discontinued operations                                              $              -0-            $            (0.01)
                                                                    =========================      =========================
   Diluted loss per share:

     Continuing operations                                                $              -0-            $            (0.01)
                                                                    =========================      =========================
     Discontinued operations                                              $              -0-            $            (0.01)
                                                                    =========================      =========================


See accompanying notes to financial statements.



                                                                        CHOICES ENTERTAINMENT CORPORATION
                                                                         STATEMENT OF STOCKHOLDERS' DEFICIT
                                                                     For the Three Months Ended March 31, 1998
                                                                                    (Unaudited)

                                 Preferred Stock         Common Stock               Additional
                                 ---------------         ------------                Paid-in            Accumulated
                                  Shares   Amount    Shares         Amount           Capital              Deficit        Total
                              ------------ ------    ------         ------          ---------             -------        -----
Balance at December 31, 1997     109        $1      22,004,395      $220,044       $21,236,035        $(21,779,022)     $(322,941)


Net loss for the three months
ended March  31, 1998

                                                                                                       (35,970)          (35,970)
                               ---------------------------------------------------------------------------------------------------
                                 109          $1      22,004,395      $220,044       $21,236,035      $(21,814,922)     $(358,911)
                               ===================================================================================================



























See accompanying notes to financial statements.

                    CHOICES ENTERTAINMENT CORPORATION
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)




                                                                                     For the Three Months Ended
                                                                                              March 31,
                                                                                             ----------
                                                                              1998                              1997
                                                                              ----                              ----
Cash flows from operating activities:
Net loss                                                                    $         (35,970)                   $    (168,227)
                                                                   ----------------------------       --------------------------
Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                           81                          248,579
    Cost of rental films sold                                                                                            86,027
    Loss on disposal of rental films                                                                                     45,644
    Videocassette and inventory reserves                                                                                  4,844
Change in assets and liabilities:
  Increase in accounts receivable                                                     (28,877)                         (13,514)
  Decrease in merchandise inventories                                                                                    31,794
  Decrease in prepaid expenses                                                                                           32,643
  Decrease in other assets                                                                                                1,762
  Increase (decrease) in accounts payable                                             (23,381)                           89,860
  Decrease in accrued merger and acquisition
    expenses                                                                                                           (33,992)
  Decrease in accrued professional fees                                               (78,528)                         (24,201)
  Decrease in deferred revenue                                                                                         (11,245)
  Increase (decrease) in accrued salaries                                              (2,859)                           12,627
  Decrease in other accrued expenses                                                     (420)                         (25,166)
                                                                   ----------------------------       --------------------------
Total adjustments                                                                    (133,985)                          462,259
                                                                   ----------------------------       --------------------------
Net cash provided by (used in) operating activities                                  (169,955)                          294,033
                                                                   ----------------------------       --------------------------

Cash flows from investing activities:
    Purchase of equipment, net                                                                                          (5,997)
    Proceeds from sale of fixed asset                                                      164
    Purchase of videocassette rental films                                                                            (345,706)
                                                                   ----------------------------       --------------------------
Net cash provided by  (used in) investing activities                                       164                        (351,703)
                                                                   ----------------------------       --------------------------

Cash flows from financing activities:
    Proceeds from notes payable                                                                                          49,000
    Repayment of notes payable                                                                                          (3,483)
                                                                                                      --------------------------
Net cash used in financing activities                                                                                    45,517
                                                                                                      --------------------------

Net increase  (decrease) in cash                                                     (169,791)                         (12,153)
Cash at beginning of period                                                            197,117                           66,739
                                                                   ----------------------------      --------------------------
Cash at end of period                                                         $         27,326                $          54,586
                                                                   ============================      ==========================
Supplementary disclosure of  cash flow information:

   Cash paid during the year for interest                                         -0-                            $        3,187
                                                                   ============================       ==========================


See accompanying notes to financial statements.

                              CHOICES ENTERTAINMENT CORPORATION
                                NOTES TO FINANCIAL STATEMENTS

                                         (Unaudited)

Note 1 - Basis of Presentation And Significant Accounting Policies

           The financial information included herein for the three- month period ended March 31, 1998 and 1997 and as of March 31, 1998 are unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information has been omitted; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods and such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

           Reclassification of the 1997 financial statements has been made to conform with the presentation of the 1998 financial statements.

           Each share of Series C Preferred Stock is presently convertible into 40,000 shares of the Company's common stock.

Note 2 - Net Loss Per Common Share

           Basic and diluted loss per share for the three-month periods ended March 31, 1998 and March 31, 1997, was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. No consideration was given to the conversion of preferred stock since the result of that calculation would be anti-dilutive.

                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                           1998          1997

                                                        --------      --------
      Number of shares used in calculation
                Basic                                   22,004,000    22,004,000
                Diluted                                 22,004,000    22,004,000

Note 3 - Liquidity

           As previously reported, on June 16, 1997, the Company sold substantially all of its assets and business (the "West Coast Transaction") to West Coast Entertainment Corporation ("West Coast"). Notwithstanding the sale of its operating business, the Company's consolidated financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in each year of its existence, with the exception of the year ended December 31, 1997, aggregating $21,814,992 from its inception through March 31, 1998, including a net loss of $35,970 for the three-month period ended March 31, 1998. As of March 31, 1998, the Company had a net working capital deficiency of approximately $362,000.

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

                                  CHOICES ENTERTAINMENT CORPORATION

Note 3 - Liquidity (Continued)

           From the closing of the West Coast Transaction on June 16, 1997,to the present, the Company has principally (i) satisfied and compromised various claims and liabilities; (ii) defended and settled litigation, and paid professional fees, including substantial fees associated with such litigation;
(iii) maintained administrative functions (at present the Company has no employees) and (iv) attempted to identify and consider new business opportunities.

           To date, the Company has been unsuccessful in concluding any new business opportunities or in securing needed capital, in part due to the uncertainties and costs associated with continuing stockholder litigation in California, which, as previously reported, was settled in the amount of $87,000, excluding professional fees, on November 20, 1997. The Company's efforts have also been hampered because of uncertainties associated with attempts, since November 25, 1997, by certain stockholders to gain control of the Company. As a consequence, the Company's financial condition has continued to deteriorate and the Company presently has very limited cash remaining with which to seek or conclude any new business opportunities. Moreover, certain liabilities remain and certain claims against the Company exist which, if successfully asserted, would result in there being no cash remaining. The existence of these claims and liabilities have further hampered the Company in its efforts to conclude new business opportunities or to secure needed capital. As of the date of this report, the Company has approximately $12,000 in cash remaining. As a result, the Company's viability is seriously in question.

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

           The Company's 5% unsecured promissory notes (the "Notes"), in the principal amount of $680,000, matured on September 11, 1997, leaving the holders thereof with the sole remedy of converting such notes into shares of the Company's Series C Preferred Stock (valued at $.25 per share of Common Stock). The Holders of such Notes have, in accordance with the terms of the Notes, converted such Notes into 68 shares of the Company's Series C Preferred Stock. In addition, because of its severely distressed financial condition, the Company elected to

                               CHOICES ENTERTAINMENT CORPORATION

        Note 3 - Liquidity  (Continued)

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

           Revenues for the discontinued business for the three-month period ended March 31, 1997, were $1,256,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition, changes in financial condition, and results of operations. The discussion also includes the Company's liquidity and capital resources at March 31, 1998 and later dated information, where practicable.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

           As previously reported, on June 16, 1997, the Company sold substantially all of its assets and business (the "West Coast Transaction") to West Coast Entertainment Corporation ("West Coast"). Notwithstanding the sale of its operating business, the Company's consolidated financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in each year of its existence, with the exception of the year ended December 31, 1997, aggregating $21,814,992 from its inception through March 31, 1998, including a net loss of $35,970 for the three-month period ended March 31, 1998. As of March 31, 1998, the Company had a net working capital deficiency of approximately $362,000.

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

           From the closing of the West Coast Transaction on June 16, 1997,to the present, the Company has principally (i) satisfied and compromised various claims and liabilities; (ii) defended and settled litigation, and paid professional fees, including substantial fees associated with such litigation;
(iii) maintained administrative functions (at present the Company has no employees) and (iv) attempted to identify and consider new business opportunities.

           To date, the Company has been unsuccessful in concluding any new business opportunities or in securing needed capital, in part due to the uncertainties and costs associated with continuing stockholder litigation in California, which, as previously reported, was settled in the amount of $87,000, excluding professional fees, on November 20, 1997. The Company's efforts have also been hampered because of uncertainties associated with attempts, since November 25, 1997, by certain stockholders to gain control of the Company. As a consequence, the Company's financial condition has continued to deteriorate and the Company presently has very limited cash remaining with which to seek or conclude any new business opportunities. Moreover, certain liabilities remain and certain claims against the Company exist which, if successfully asserted, would result in there being no cash remaining. The existence of these claims and liabilities have further hampered the Company in its efforts to conclude new business opportunities or to secure needed capital. As of the date of this report, the Company has approximately $12,000 in cash remaining. As a result, the Company's viability is seriously in question.

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

CAPITAL EXPENDITURES

           . The Company had no capital expenditures during the three-month period ended March 31, 1998 and does not anticipate any capital expenditures for the remainder of the current year.

MATERIAL CHANGES IN FINANCIAL CONDITION

Assets:

           Total assets decreased by approximately $141,000 between December 31, 1997 and March 31, 1998, primarily as the result of both the decrease in cash used to pay certain obligations and liabilities of the Company, and to the increase in accounts receivable resulting from the favorable settlement of a previously reported lawsuit.

Liabilities:

           Total liabilities decreased by approximately $105,000 between December 31, 1997 and March 31, 1998, primarily due to the payment of a portion of the Company's liabilities from a portion of the remaining proceeds received from the West Coast Transaction.

Stockholders' Deficit:

           Between December 31, 1997 and March 31, 1998, the increase in stockholders' deficit was due to the net loss of approximately $36,000 for the three-month period ended March 31, 1998.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Continuing Operations:

           Losses from continuing operations were approximately $36,000 and $157,000 during the three-month periods ended March 31, 1998 and 1997, respectively. The decrease of approximately $121,000 during the three- month period ended March 31, 1998, was primarily related to decreased selling and administrative and professional fee expenses .

Discontinued Operations:

           The loss from discontinued operations was approximately $11,000 during the three-month period ended March 31, 1997.

Net Loss:

           As a result of the foregoing, the Company incurred a net loss of approximately $36,000 during the three-month ended March 31, 1998.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

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

                                       CHOICES ENTERTAINMENT CORPORATION

Date:   May   22 , 1998                       By:     /s/ John Boylan
                                                    -----------------
                                       Chairman of the Board of Directors

                                      INDEX TO EXHIBITS

Exhibit

    No.        Description of Exhibit
--------       --------------------------
 3(a)          Certificate of Incorporation, as amended (1)
  (b)          Certificate of Designations of Series C Preferred Stock, as amended (2)
  (c)          By-Laws, as amended (3)
 4(a)          Form of Certificate Evidencing Shares of Common Stock (4)
  (b)          Form of 5% Promissory Note (5)
10(a)          Consulting Agreement between Registrant and Ronald W. Martignoni (6)
27(a)          Financial Data Schedule (7)

-----------------------------------------------------------------------------

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

(6) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997

(7)      Filed herewith.