Form 10QSB
period 1998-06-30
CHOICES ENTERTAINMENT CORP
filed 1998-08-21
CIK 822935

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________to_______________

                          Commission file number: 000-17001

                          CHOICES ENTERTAINMENT CORPORATION
                    (Name of small business issuer in its charter)


Delaware                                               52-1529536
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

10770 Wiles Road
Coral Springs, Florida                                 33076-2009
(Address of principal executive offices)               (Zip Code)

                                    (954) 752-4289
                 (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [ X ] No [   ]

As of May 15, 1998, 22,004,395 shares of Common Stock  were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                            PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements


                          CHOICES ENTERTAINMENT CORPORATION
                                    BALANCE SHEETS
                                     (Unaudited)



                                                  June 30,       December 31,
                                                   1998             1997
                                               ------------      ------------
ASSETS:

Current Assets:
  Cash                                          $                $197,117
  Accounts receivable                                               1,123
                                                                  --------
Total Current Assets                            $                 198,240
Equipment, net                                                      3,631
Other assets                                    $                     125
                                                 --------         --------

TOTAL ASSETS                                    $                $201,996
                                                 --------         --------
                                                 --------         --------



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                              $                $ 33,104
Accrued merger and acquisition expense                            353,799
Accrued professional fees                                         129,758
Accrued salaries                                                    2,859
Other accrued expenses                                              5,419
                                                                  --------
  Total Current Liabilities                                       524,938
                                                 --------         --------


Stockholders' Deficit:
  Preferred Stock, par value $.01 per share:,
  Authorized 5,000 shares:  109 shares issued
  and outstanding in 1998 and 1997
Common Stock, par value $.01 per share:
  Authorized 50,000,000 shares:
  22,004,395 shares issued and                  220,044           220,044
  outstanding in 1998 and 1997
 Additional paid-in-capital                                    21,236,035
 Accumulated deficit                                          (21,779,022)
                                                 --------      ------------
      Total Stockholders' Deficit                                (322,941)
                                                 --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $                $201,996
                                                 --------         --------
                                                 --------         --------


                          CHOICES ENTERTAINMENT CORPORATION
                                  STATEMENTS OF LOSS
                                     (Unaudited)





                                                  For the Three Months            For the Six Months
                                                    Ended June 30,                  Ended June 30,
                                                    1998            1997          1998            1997
                                                    ----            ----          ----            ----
Operating costs and expenses:

Selling and administrative expenses               $               $ 43,598      $                $ 72,117
 Professional and consulting expenses                               61,210                        126,441
 Depreciation and amortization                                       9,792                         19,584
                                                                  --------                         ------
                                                                   114,600                        218,142

Other expenses:

 Interest expense, net                                              17,429                         34,490
Loss from continuing operations                                   (132,029)                      (252,632)
Discontinued operations--Note 4
  Loss from discontinued operations                               (256,161)                      (303,785)
  Gain on sale of discontinued operations,                       1,312,045                      1,312,045
     net of tax of $13,092
Gain (loss) from discontinued operations                         1,055,884                      1,008,260
Net income (loss)                                 $                923,855      $               $ 755,628


Net income (loss) per share of common stock--Note 2:
  Primary income (loss) per share
     Continuing operations                        $               $(0.01)       $               $(0.01)


     Discontinued operations                      $               $0.05         $               $0.05

Fully diluted income (loss) per share:
     Continuing operations                        $               $(0.01)       $               $(0.01)

     Discontinued operations.                     $               $0.04         $               $0.04



                          CHOICES ENTERTAINMENT CORPORATION
                         STATEMENTS OF STOCKHOLDERS' DEFICIT
                       FOR THE SIX  MONTHS ENDED JUNE 30, 1998
                                     (Unaudited)





                              Preferred Stock           Common Stock       Additional paid- in    Acuumulated Deficit
                                  Shares             Shares       Amount        Capiatal
Balance at December 31, 1997      109.0            22,004,395    220,044       21,236,035             21,779,022


Net income for the 6 months
  ended June 30, 1998



                        CHOICES ENTERTAINMENT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           Six Months
                                                                         Ended June 30,
                                                                      -------------------
                                                                      1998           1997
                                                                      ----           ----
Cash Flows From Operating Activities:
Net income (loss)                                                    $          $ 755,628

   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                480,015
     Gain on sale of assets, net of tax (Note 4)                               (1,312,045)
     Cost of rental films sold                                                    121,342
     Loss on disposal of rental films                                              82,125
     Videocassette and inventory reserves                                           7,667

   Change in assets and liabilities:
     Increase in cash held in escrow                                             (243,000)
     (Increase) decrease in accounts receivable                                     4,126
     (Increase) decrease in merchandise inventories                                62,584
     (Increase) decrease in prepaid expenses                                       16,183
     Increase in other deferred expenses                                            1,762
     Increase (decrease) in accounts payable                                     (588,807)
     Decrease in accrued merger and acquisition expenses                          (50,550)
     Increase (decrease) in accrued professional fees                            (104,114)
     Decrease in deferred revenue                                                 (27,797)
     Decrease in accrued salaries                                                 (37,635)
     Decrease in accrual for lease cancellation                                    (1,250)
     and litigation reserves
     Increase (decrease) in other accrued expenses                               (158,648
                                                                     --------    --------
   Total adjustments                                                           (1,748,042)

Net cash provided (used in) operating activities                                 (992,414)
                                                                     --------    --------



   Cash Flows From Investing Activities:
     Purchase of equipment, net
     Purchase of videocassette rental films
     Net proceeds from sale of assets (Note 4)
   Net cash provided (used in) investing activities
                                                                     --------    --------

   Net increase (decrease) in cash

   Cash at end of period                                             $           $
                                                                     --------    --------
                                                                     --------    --------



   Supplemental Disclosure of cash flow information:
     Cash paid during the year for interest                          $           $




Note 1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The financial information included herein for the three-month and six-month periods ended June 30, 1998 and 1997 and as of June 30,1998, and December 31, 1997, are unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information has been omitted; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods and such adjustments are of a normal recurring nature. The results of operations for the six-month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

Note 2.   NET INCOME (LOSS) PER COMMON SHARE

     Primary income per share for the three-month and six-month periods ended June 30, 1998 was computed by dividing the net income by the weighted average number of common shares outstanding during the periods.

     Fully diluted income per share for the three-month and six-month periods ended June 30, 1998, was computed by dividing the net income by the weighted average number of common shares outstanding during the periods, as well as the number of common shares that would be outstanding as a result of the conversion of the Company's preferred stock.





                                                         Three Months Ended June 30,             Six Months Ended June 30,
                                                            1997              1998                  1997            1998
 Number of shares used in calculation:
   Primary dilution

   Full dilution


Note 3. LIQUIDITY

     As previously reported, on June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation, ("West Coast"). Notwithstanding the sale of its operating business, the Company's financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business

     The Company's viability for the foreseeable future is and will continue to be dependent upon its ability to find other business opportunities, to secure needed capital and to successfully conclude existing litigation. No assurance can be given that the Company will be successful in that regard. In the event the Company is not successful, it is unlikely that there would be any amounts available for distribution to the Company's stockholders.


Note 4.   WEST COAST TRANSACTION AND DISCONTINUED OPERATIONS

     As previously reported, the Company consummated the previously announced sale of substantially all of its assets to West Coast on June 16, 1997. The consideration for the assets sold consisted entirely of cash in the amount of $2,430,000. A substantial portion of the proceeds was used to reduce a portion of the Company's liabilities at closing. In addition, $243,000 of the proceeds was escrowed with West Coast pursuant to the terms of the Asset Purchase Agreement between the Company and West Coast. The escrowed funds have been released to the Company and expended.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition, changes in financial condition, and results of operations. The discussion also includes the Company's liquidity and capital resources at June 30, 1998 and later dated information, where practicable.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As previously reported, on June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation, ("West Coast"). Notwithstanding the sale of its operating business, the Company's financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has no operations at the present, however, and has engaged in no business since at least June 16, 1998.

     Current Directors of the Company estimate that outstanding liabilities of the Company are approximately $504,901 and cash in the bank is approximately $9,000.

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

                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is not aware of any pending legal proceedings to which the Company is a party or of which any of its property is the subject that has not been previously reported.


Item 6.  Exhibits

(a)  Exhibits.

     There are no exhibits other than Exhibit 27 (Financial Data Schedule) included as part of this report.

(b)  Reports on Form 8-K.

     The Company filed a Form 8-K dated June 16, 1998 which included disclosure under Item 1. Change of Control of Registrant thereof.

                                      SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Choices Entertainment Corporation
                                   (Registrant)


 Date:   August 20, 1998             By:  /s/________________________
                                         George D. Pursglove , Interim
                                           Chief Financial Officer