Form 10QSB/A
period 1998-06-30
CHOICES ENTERTAINMENT CORP
filed 1999-05-21
CIK 822935

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB/A

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of May 19, 1999, 22,004,395 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                          PART I: FINANCIAL INFORMATION

Item 1.   Financial Statements


                        CHOICES ENTERTAINMENT CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                                  June 30,       December 31,
                                                   1998             1997
                                                 -------------    -------------
ASSETS:
Current Assets:
  Cash                                           $       9,377    $     197,117
  Accounts receivable                                   15,000            1,123
                                                 -------------    -------------
Total Current Assets                             $      24,377          198,240
Equipment, net                                           3,147            3,631
Other assets                                     $         125              125
                                                 -------------    -------------

TOTAL ASSETS                                     $      27,649    $     201,996
                                                 -------------    -------------
                                                 -------------    -------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                               $      11,461    $      33,104
Accrued merger and acquisition expense                 353,799          353,799
Accrued professional fees                               48,094          129,758
Accrued salaries                                                          2,859
Other accrued expenses                                   5,415            5,419
                                                 -------------    -------------
  Total Current Liabilities                            418,772          524,938
                                                 -------------    -------------
Stockholders' Deficit:
  Preferred Stock, par value $.01 per share:,
  Authorized 5,000 shares:  109 shares issued
  and outstanding in 1998 and 1997
Common Stock, par value $.01 per share:
  Authorized 50,000,000 shares:
  22,004,395 shares issued and
  outstanding in 1998 and 1997                         220,044          220,044
 Additional paid-in-capital                         21,236,035       21,236,035
 Accumulated deficit                               (21,847,204)     (21,779,022)
                                                 -------------    -------------
      Total Stockholders' Deficit                     (391,123)        (322,941)
                                                 -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $      27,649    $     201,996
                                                 -------------    -------------
                                                 -------------    -------------

                        CHOICES ENTERTAINMENT CORPORATION
                               STATEMENTS OF LOSS
                                   (Unaudited)


                                             For the Three Months        For the Six Months
                                                 Ended June 30,            Ended June 30,
                                               1998         1997          1998         1997
                                            ----------   ----------   ----------   ----------
Operating costs and expenses:
Selling and administrative expenses         $   23,153   $   43,598   $   59,331   $   72,117
 Professional/consulting expenses               18,740       61,210       49,401      126,441
 Depreciation and amortization                     403        9,792          484       19,584
                                            ----------   ----------   ----------   ----------
                                                42,296      114,600      109,216      218,142

Other expenses:
Settlement                                      10,000                    40,000
Interest expense(income),                           84       17,429        1,034       34,490
                                            ----------   ----------   ----------   ----------
                                               (10,084)      17,429       41,034       34,490
Loss from continuing operations                (32,212)    (132,029)     (68,182)    (252,632)
Discontinued operations--Note 4
  Loss from discontinued operations                        (256,161)                 (303,785)
  Gain on sale of discontinued
   Operations net of tax of $13,092                       1,312,045                 1,312,045
Gain (loss)from discontinued operations                   1,055,884                 1,008,260
                                            ----------   ----------   ----------   ----------
Net income (loss)                           $  (32,212)  $  923,855   $  (68,182)  $  755,628

Net income (loss) per share of common stock--Note 2:
  Primary income (loss) per share
     Continuing operations                  $   --       $    (0.01)  $     -      $    (0.01)

     Discontinued operations                $   --       $     0.05   $     -      $     0.05

Fully diluted income (loss) per share:
     Continuing operations                  $   --       $    (0.01)  $     -      $    (0.01)

     Discontinued operations                $   --       $     0.04   $     -      $     0.04


                        CHOICES ENTERTAINMENT CORPORATION
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)

Preferred Stock                         Common Stock           Additional paid-in        Accumulated Deficit
(Shares)                           (Shares)      (Amount)           Capital
Balance at December 31, 1997:

109.0                              22,004,395    $ 220,044     $21,236,035               $(21,847,204)

Net income for the 6 months ended June 30, 1998                $(68,182)

                        CHOICES ENTERTAINMENT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                               ------------------------
                                                                  1998         1997
                                                               ---------    -----------
Cash Flows From Operating Activities:
Net income (loss)                                              $ (68,182)   $   755,628
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization                                        484        480,015
     Gain on sale of assets, net of tax (Note 4)                             (1,312,045)
     Cost of rental films sold                                                  121,342
     Loss on disposal of rental films                                            82,125
     Videocassette and inventory reserves                                         7,667

   Change in assets and liabilities:
     Increase in cash held in escrow                                          (243,000)
     (Increase) decrease in accounts receivable                  (13,877)        4,126
     (Increase) decrease in merchandise inventories                             62,584
     (Increase) decrease in prepaid expenses                                    16,183
     Increase in other deferred expenses                                         1,762
     Increase (decrease) in accounts payable                     (21,642)     (588,807)
     Decrease in accrued merger and acquisition expenses                       (50,550)
     Increase (decrease) in accrued professional fees            (81,664)     (104,114)
     Decrease in deferred revenue                                              (27,797)
     Decrease in accrued salaries                                 (2,859)      (37,635)
     Decrease in accrual for lease cancellation
     and litigation reserves                                                    (1,250)
     Increase (decrease) in other accrued expenses                            (158,648)
                                                               ---------   -----------
    Total adjustments                                           (119,557)   (1,748,042)

Net cash provided (used in) operating activities                (187,740)     (992,414)
                                                               ---------   -----------
   Cash Flows From Investing Activities:
     Purchase of equipment, net
     Purchase of videocassette rental films
     Net proceeds from sale of assets (Note 4)
   Net cash provided (used in) investing activities
                                                               ---------   -----------

   Net increase (decrease) in cash                              (187,740)

   Cash at end of period                                       $   9,377   $
                                                               ---------   -----------
                                                               ---------   -----------

   Supplemental Disclosure of cash flow information:
     Cash paid during the period for interest                  $       0   $         0

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

                                           Three Months Ended June 30,       Six Months Ended June 30,
                                               1997            1998            1997             1998
Number of shares used in calculation:
   Primary dilution                        22,004,000      22,004,000       22,004,000       22,004,000

   Full dilution                           24,372,000      24,372,000       24,372,000       24,372,000


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

     Current Directors of the Company estimate that outstanding liabilities of the Company are approximately $420,000 and cash in the bank is approximately $9,000.

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

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10QSB for the period ending June 30, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Choices Entertainment Corporation
                                                       (Registrant)


Date:   May 18, 1999                          By:

                                                /s/ George D. Pursglove
                                                ------------------------------
                                                George D. Pursglove, Interim
                                                   Chief Financial Officer