Form 10QSB
period 1998-09-30
CHOICES ENTERTAINMENT CORP
filed 1999-05-21
CIK 822935

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D.C. 20549

                                    FORM 10-QSB

                                     (MARK ONE)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 1998

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

                           PART I:  FINANCIAL INFORMATION

Item 1.   Financial Statements

                         CHOICES ENTERTAINMENT CORPORATION
                                   BALANCE SHEETS
                                    (Unaudited)

                                               September 30,     December 31,
                                                   1998             1997
                                               ------------      ------------
ASSETS:
Current Assets:
  Cash                                          $ 12,666         $197,117
  Accounts receivable                                  -            1,123
                                                 --------         --------
Total Current Assets                            $ 12,666          198,240
Equipment, net                                     3,147            3,631
Other assets                                    $    125              125
                                                 --------         --------

TOTAL ASSETS                                    $ 15,938         $201,996
                                                 --------         --------
                                                 --------         --------

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                              $ 11,460         $ 33,104
Accrued merger and acquisition expense           353,799          353,799
Accrued professional fees                         58,814          129,758
Accrued salaries                                       -            2,859
Other accrued expenses                             5,419            5,419
                                                 --------         --------
  Total Current Liabilities                      429,492          524,938
                                                 --------         --------
Stockholders' Deficit:
  Preferred Stock, par value $.01 per share:,
  Authorized 5,000 shares:  109 shares issued
  and outstanding in 1998 and 1997                     1                1
Common Stock, par value $.01 per share:
  Authorized 50,000,000 shares:
  22,004,395 shares issued and                   220,044          220,044
  outstanding in 1998 and 1997
 Additional paid-in-capital                   21,236,035       21,236,035
 Accumulated deficit                         (21,869,635)     (21,779,022)
                                              ------------    ------------
      Total Stockholders' Deficit               (413,554)        (322,941)
                                                 --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 15,938         $201,996
                                                --------         --------
                                                --------         --------

                         CHOICES ENTERTAINMENT CORPORATION
                                 STATEMENTS OF LOSS
                                    (Unaudited)

                                       For the Three Months    For the Nine Months
                                           Ended Sept. 30,        Ended Sept. 30,
                                            1998    1997          1998       1997
                                            ----    ----          ----       ----
Operating costs and expenses:
Selling and administrative expenses      $ 11,266 $  71,205      $70,597  $  157,451
 Professional and consulting expenses      11,165   214,332       60,566     340,773
 Depreciation and amortization                  -     9,953          484      29,537
                                         --------   ---------    --------  ---------
                                           22,431   295,490      131,647     527,761

Other expenses:
Settlement                                      -         -       40,000           -
Interest expense(income),                       -     2,591       (1,034)     37,081
                                         --------   ---------    --------  ---------
Loss from continuing operations           (22,431) (298,081)     (90,613)   (564,842)
                                         --------   ---------    --------  ---------
Discontinued operations--Note 4
  Loss from discontinued operations             -        -            -     (303,785)
  Gain on sale of discontinued
   Operations net of tax of $13,092             -        -            -    1,312,045
                                         --------   ---------    --------  ---------
Gain(loss)from discontinued operations          -        -            -    1,008,260
                                         --------   ---------    --------  ---------
Net income (loss)                        $(22,431)  $(298,081)   $(90,613) $ 443,418
                                         --------   ---------    --------  ---------

Net income (loss) per share of common stock--Note 2:
  Primary income (loss) per share
     Continuing operations                 $   --     $(0.01)    $    --   $(0.03)

     Discontinued operations               $   --     $  --      $    --   $ 0.05

Fully diluted income (loss) per share:
     Continuing operations                 $   --     $(0.01)    $    --   $(0.02)

     Discontinued operations               $   --     $  --      $    --   $ 0.04


                         CHOICES ENTERTAINMENT CORPORATION
                        STATEMENTS OF STOCKHOLDERS' DEFICIT
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                    (Unaudited)

Preferred Stock                      Common Stock          Additional paid-in       Accumulated Deficit
(Shares)                       (Shares)      (Amount)        Capital
Balance at December 31, 1997:

109.0                          22,004,395    $ 220,044      $21,236,035              $(21,869,635)

Net income for the 9 months
  ended September 30, 1998                                  $   (90,613)

                         CHOICES ENTERTAINMENT CORPORATION
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                --------------------------
                                                                 1998                1997
                                                                 ----                ----
Cash Flows From Operating Activities:
Net income (loss)                                             $(90,613)        $ 443,418
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization                                      484           489,968
     Gain on sale of assets, net of tax (Note 4)                              (1,312,045)
     Cost of rental films sold                                                   121,342
     Loss on disposal of rental films                                             83,621
     Videocassette and inventory reserves                                          7,667
   Change in assets and liabilities:
     Increase in cash held in escrow                                           (243,000)
     (Increase) decrease in accounts receivable                  1,124         (  4,068)
     (Increase) decrease in merchandise inventories                               62,584
     (Increase) decrease in prepaid expenses                                      24,053
     Increase in other deferred expenses                                           8,487
     Increase (decrease) in accounts payable                   (21,642)        (651,911)
     Decrease in accrued merger and acquisition expenses                       ( 50,550)
     Increase (decrease) in accrued professional fees          (70,944)        ( 40,203)
     Decrease in deferred revenue                                              ( 27,797)
     Decrease in accrued salaries                               (2,859)        ( 43,774)
     Decrease in accrual for lease cancellation                                 ( 1,250)
     and litigation reserves
     Increase (decrease) in other accrued expenses                             (165,909)
                                                               --------         --------
   Total adjustments                                          (119,557)      (1,742,785)
Net cash provided (used in) operating activities              (184,451)      (1,299,367)
                                                               --------         --------
   Cash Flows From Investing Activities:
     Purchase of equipment, net                                                 (10,049)
     Purchase of videocassette rental films                                    (620,807)
     Net proceeds from sale of assets (Note 4)                                 2,411,507
                                                               --------         --------
Net cash provided (used in) investing activities                               1,780,651
                                                               --------         --------
     Cash Flows From Financing Activities:
     Proceeds from notes payable                                                  49,000
     Repayment of notes payable                                                (393,950)
                                                               --------         --------
Net cash used in financing activities                                          (344,950)
Net increase (decrease) in cash                               (184,451)          136,334
   Cash at beginning of period                                $197,117         $  66,739
                                                               --------         --------
   Cash at end of period                                      $ 12,666         $ 203,073
                                                               --------         --------
                                                               --------         --------

   Supplemental Disclosure of cash flow information:
     Cash paid during the period for interest                 $      0         $  37,081

Note 1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The financial information included herein for the three-month and nine-month periods ended September 30, 1998 and 1997 and as of September
30, 1998, and December 31, 1997, are unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information has been omitted; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods and such adjustments are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

Note 2.   NET INCOME (LOSS) PER COMMON SHARE

     Primary income per share for the three-month and six-month periods ended September 30, 1998 was computed by dividing the net income by the weighted average number of common shares outstanding during the periods.

     Fully diluted income per share for the three-month and nine-month periods ended September 30, 1998, was computed by dividing the net income by the weighted average number of common shares outstanding during the periods, as well as the number of common shares that would be outstanding as a result of the conversion of the Company's preferred stock.

                                             Three Months Ended September 30,      Six Months Ended September 30,
                                                  1997              1998               1997            1998
 Number of shares used in calculation:
   Primary dilution                            22,004,000         22,004,000        22,004,000       22,004,000

   Full dilution                               24,372,000         24,272,000        24,372,000       24,372,000

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is Management's discussion and analysis of certain significant factors which have affected the Company's financial condition, changes in financial condition, and results of operations. The discussion also includes the Company's liquidity and capital resources at September 30, 1998 and later dated information, where practicable.

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

     Current Directors of the Company estimate that outstanding liabilities of the Company are approximately $429,000 and cash in the bank is approximately $12,600.

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

                            PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
     The Company is not aware of any pending legal proceedings to which the Company is a party or of which any of its property is the subject that has not been previously reported.
Item 6.  Exhibits
(a)  Exhibits.
     There are no exhibits other than Exhibit 27 (Financial Data Schedule) included as part of this report.
(b)  Reports on Form 8-K.
     The Company filed a Form 8-K dated June 16, 1998 which included disclosure under Item 1. Change of Control of Registrant thereof.
     The Company filed a Form 8-K dated October 28, 1998 which included disclosure under Item 4. Change in Registrant's Certifying Accountant thereof.

                                     SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10QSB for the period ending September 30, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Choices Entertainment Corporation
                                                        (Registrant)


Date:   May 19, 1999                          By:

                                                /s/ George D. Pursglove
                                               -----------------------------
                                               George D. Pursglove , Interim
                                                     Chief Financial Officer