Form 10KSB40
period 1998-12-31
CHOICES ENTERTAINMENT CORP
filed 1999-07-12
CIK 822935

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

                         Commission file number 0-17001

                        Choices Entertainment Corporation
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                               52-1529536
  -------------------------------     -------------------------------------
  (State or other jurisdiction of      (I.R.S. employer identification No.)
incorporation or organization)

           10770 Wiles Road, Coral Springs, Florida        33076-2009
    ----------------------------------------------------- ------------
          (Address of principal executive offices)        (Zip Code)

         Issuer's telephone number, including area code: (954) 752-4289

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
Yes       No X
   ---      ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for the year ended December 31, 1998: $49,508

         Aggregate market value of the voting stock held by non-affiliates of the registrant based upon a price of $ .013 per share, the average of the inside bid and ask prices of the registrant's Common Stock at April 15, 1999:
$246,672.

For purposes of this calculation, all directors and officers of the registrant have been considered affiliates.

Number of outstanding shares of Common Stock at April 15, 1999: 22,004,395 shares.

Transitional Small Business Disclosure Format (check one): Yes       No  X
                                                               ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                         --FORWARD LOOKING STATEMENTS--

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

                  --------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         On June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation ("West Coast"). Prior to the sale to West Coast (the "West Coast Transaction"), the Company operated a chain of retail video home entertainment stores, principally under the trade name CHOICES(R) MOVIES AND GAMES, which rented and sold videocassette tapes, video games and other video home entertainment products. The Company's home entertainment stores were located in Delaware, New Jersey and Pennsylvania.

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

         From the closing of the West Coast Transaction, on June 16, 1997, to June 2, 1998, and according to prior management of the Company as described in previously filed disclosure documents, the Company principally: (i) satisfied and compromised various claims and liabilities; (ii) defended and settled litigation, and paid professional fees, including substantial professional fees associated with such litigation; (iii) maintained administrative functions; and,
(iv) attempted to identify and consider various new business opportunities.

         On November 25, 1997, a group of stockholders demanded that they be given control of the Company and on December 10, 1997, this group filed preliminary solicitation material with the Securities and Exchange Commission, seeking to remove and replace two of three members of the Company's Board of Directors. On February 11, 1998 and April 17, 1998, revised preliminary solicitation material was filed by an expanded group of stockholders (the "Shareholder Committee") in connection with the solicitation of written consents, also to remove and replace two directors. As previously disclosed, Mr. Renna and Mr. Pursglove were the co-chairmen of the Shareholders Committee. On June 5, 1998, the Shareholder Committee formally withdrew its preliminary proxy material and the Shareholder Committee has ceased to exist.

         On June 2, 1998 John Boylan and Fred Portner resigned as directors of the Company, and Lorraine Cannon resigned as Chief Financial Officer. The resignations of these persons were effective upon the agreement by James Sink, to enter into a separation agreement ( the "Separation Agreement") prepared and tendered by the resigning directors and officer. Pursuant to the terms of the Separation Agreement effective June 2, 1998, the Company and each of Messrs. Boylan, Portner and Ms. Cannon agreed to a mutual release from any damage, action, cause of action or claim whatsoever, known or unknown, liquidated or unliquidated, and whether otherwise enforceable, up to and including the date of the Separation Agreement. The Separation Agreement also provides for the indemnification of Messrs. Boylan, Portner and Ms. Cannon from and against any loss, damage, liability, judgment or claim (and related expenses including attorneys fees) based on the fact that such persons were directors or an officer of the Company. Additionally, the Separation Agreement contained an affirmation of the validity of certain stock options granted to Messrs. Boylan, Martignoni, Portner, and Ms. Cannon.

         Also on June 2, 1998 the sole remaining director, Mr. James Sink, was appointed Chairman of the Board by the outgoing directors and he in turn appointed Mr. Thomas Renna and Mr. George Pursglove to the Board of Directors. The new Board of Directors passed a resolution indemnifying and holding harmless James Sink from any liability resulting from signing the Separation Agreement.

         From June 2, 1998 to present, current directors of the Company have:
(i) satisfied and compromised various claims and liabilities; (ii) defended and settled litigation, and paid professional fees, including substantial professional fees associated with such litigation; (iii) maintained administrative functions (at present the Company has no employees); (iv) marshaled the books, documents and records of the Company and transferred them to the Company's offices in Coral Springs, Florida: (iv) retained new independent public auditors to replace the Company's prior independent public auditors, who resigned; (v) actively engaged in discussions with various persons for the acquisition of a new business or business opportunity for the Company; and, (vi) attempted to continue the status of the Company as a reporting registrant under the Securities Exchange Act of 1934 and a publicly traded company.

         To date, the Company has been unsuccessful in concluding any new business opportunities or in securing needed capital. As a consequence, the Company's financial condition has continued to deteriorate and the Company presently has very limited cash remaining with which to seek or conclude any new business opportunities. Moreover, certain liabilities may remain and certain claims against the Company may exist which, if successfully asserted, could result in there being no cash remaining. The uncertainty regarding the existence of these claims and liabilities has hampered the Company in its efforts to conclude new business opportunities or to secure needed capital.(See "Management's Discussion and Analysis or Plan of Operation"). As a result, the Company's viability is seriously in question.

         In the event the Company is not successful in finding and concluding new business opportunities or in securing needed capital in the very near term, as to which no assurance can be given, the Company does not believe that there will be any amounts available for distribution to the Company's stockholders. (See "Management's Discussion and Analysis or Plan of Operation").

GENERAL DESCRIPTION

         The Company was incorporated in Maryland in July, 1985, under the name PPV Enterprises, Inc., and was reincorporated in Delaware under the name DataVend, Inc. in August, 1987. In March, 1990, the Company changed its name to "Choices Entertainment Corporation." The Company's executive offices are located at 10770 Wiles Road, Coral Springs, Florida 33076-2009; its telephone number is
(954) 752-4289.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices, are located at 10770 Wiles Road, Coral Springs, Florida 33076-2009 and are provided rent free by Mr. George Pursglove, the Company's Interim Chief Financial Officer.

ITEM 3.  LEGAL PROCEEDINGS

The following is a description of material pending legal proceedings not previously reported to which the Company is a party or of which any of its property is the subject:

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded in the over-the-counter market on the OTC-Bulletin Board under the symbol CESC. The following table sets forth the high and low inside bid prices as reported by the OTC-Bulletin Board.

                                  Common Stock
                                     (CESC)
                                  ------------

1997                                             High       Low
----                                             ----       ----
First quarter................................     .05       .04
Second quarter...............................     .04       .02
Third quarter................................     .02       .02
Fourth quarter...............................     .06       .01



1998
----
First quarter.................................    .04       .02
Second quarter................................    .02       .02
Third quarter.................................    .02       .02
Fourth quarter................................    .01       .002

         On April 15, 1999, the high and low inside bid prices for the Company's Common Stock were $.01 and $.016 respectively, as reported by the OTC-Bulletin Board.

         The quotations set forth above reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

         Holders. As of April 15, 1999, the outstanding shares of the Company's Common Stock were held by approximately 538 holders of record.

         Dividends. The Company has neither declared nor paid any dividends on its Common Stock since its inception, and the Board of Directors does not contemplate the payment of dividends in the foreseeable future, given the Company's severely distressed financial condition.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition, changes in financial condition and results of operations. It also includes a discussion of the Company's liquidity and capital resources at December 31, 1998, and later dated information, where practicable. This discussion should be read together with the Company's Consolidated Financial Statements and the Notes thereto beginning on page F-1.

         This schedule contains summary unaudited financial information extracted from the financial statements of Choices Entertainment Corporation and is qualified in its entirety by reference to such financial statements.



                                                       1998             1997             1996             1995             1994
                                                  --------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net Sales                                         $          -     $          -     $          -     $  4,760,684     $  5,892,874
Cost of Sales                                                -                -                -        3,323,740        4,256,187
                                                  --------------------------------------------------------------------------------
Gross Profit                                                 -                -                -        1,436,944        1,636,687
Operating Expenses                                     117,736          716,369          655,059        3,947,208        2,588,203
                                                  --------------------------------------------------------------------------------
Income (Loss) From Operations                         (117,736)        (716,369)        (655,059)      (2,510,264)        (951,516)
Other Income (Expense)                                 353,307          (37,081)         (51,830)         370,937          (36,623)
                                                  --------------------------------------------------------------------------------
Income (Loss) from Continuing Operations          $    235,571     $   (753,450)    $   (706,889)    $ (2,139,327)    $   (988,139)
                                                  --------------------------------------------------------------------------------
                                                  --------------------------------------------------------------------------------


PER SHARE DATA:
Continuing Operations                             $       0.01     $      (0.03)    $      (0.03)    $      (0.10)    $      (0.05)
                                                  --------------------------------------------------------------------------------
                                                  --------------------------------------------------------------------------------
Weighted Average Shares Outstanding                 22,004,395       24,372,000       22,004,000       21,652,000       18,491,000
                                                  --------------------------------------------------------------------------------
                                                  --------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS:
Total Assets                                             2,220          201,996        1,179,859        1,556,910        2,282,478
Total Debt                                              92,254          524,938        2,506,406        2,250,777        2,724,275
                                                  --------------------------------------------------------------------------------
Stockholders' Equity                                   (90,034)        (322,942)      (1,326,547)        (693,867)        (441,797)
                                                  --------------------------------------------------------------------------------
                                                  --------------------------------------------------------------------------------

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         As previously reported, on June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation ("West Coast"). Notwithstanding the sale of its operating business, the Company's financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in each year of its existence, with the exception of the years ended December 31, 1997 and December 31, 1998, aggregating $21,546,114 from its inception through December 31, 1998, including a net loss of $999,432 for the year ended December 31, 1997, before a net gain of $1,286,204 from the sale of substantially all of the Company's assets and business to West Coast ( the "West Coast Transaction") and a net loss of $2,663 for the year ended December 31, 1998, before extraordinary income of $303,799 relating to the effects of the West Coast Transaction (see below). As of December 31, 1998, the Company had a net working capital deficiency of approximately $90,000.

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

         From June 2, 1998 to present, current directors of the Company have:
(i) satisfied and
compromised various claims and liabilities; (ii) defended and settled litigation, and paid professional fees, including substantial professional fees associated with such litigation; (iii) maintained administrative functions (at present the Company has no employs); (iv) marshaled the books, documents and records of the Company and transferred them to the Company's offices in Coral Springs, Florida: (iv) retained new independent public auditors to replace the Company's prior independent public auditors, who resigned; (v) actively engaged in discussions with various persons for the acquisition of a new business or business opportunity for the Company; and,
(vi) attempted to continue the status of the Company as a reporting registrant under the Securities Exchange Act of 1934 and a publicly traded company.

         To date, the Company has been unsuccessful in concluding any new business opportunities or in securing needed capital. As a consequence, the Company's financial condition has continued to deteriorate and the Company presently has very limited cash remaining with which to seek or conclude any new business opportunities. As of the date of this report, the Company has approximately $35,000 in cash remaining. Moreover, certain liabilities may remain and certain claims against the Company may exist which, if successfully asserted, could result in there being no cash remaining. The uncertainty regarding the existence of these claims and liabilities has hampered the Company in its efforts to conclude new business opportunities or to secure needed capital. As a result, the Company's viability is seriously in question.

         The Company has compromised and settled many claims and liabilities including, but not limited to, professional fees billed in connection with the Company's discontinued acquisition program as previously reported to be in the amount of $353,799 owing to a law firm retained in that connection. This claim was settled for a cash payment of $50,000 on or before March 31, 1999. (See Note L to the Financial Statements)

         The Company's current directors serve the Company without compensation. From January 1, 1998 until April 16, 1998, the Company's former President and Chief Executive Officer, served the Company under a consulting agreement which terminated April 30, 1998, pursuant to which his compensation was reduced.

         In the event the Company is not successful in finding and concluding new business opportunities or in securing needed capital in the very near term, as to which no assurance can be given, the Company does not believe that there will be any amounts available for distribution to the Company's stockholders.

CAPITAL EXPENDITURES

         The Company's capital expenditures were approximately $0 during the year ended December 31, 1998, compared to $631,000 during 1997. The decrease during 1998 was primarily due to the sale of substantially all of the Company's assets and business to West Coast on June 16, 1997.

MATERIAL CHANGES IN FINANCIAL CONDITION

         The following material changes in financial condition reflect changes occurring during the two-year period from December 31, 1996 through December 31, 1998.

As of December 31, 1998 and 1997:
--------------------------------

Assets:

         Total assets decreased by approximately $199,776 between December 31, 1997 and December 31, 1998, as the result of a decrease in assets consumed by the operating loss for the period, and a decrease in assets due to payment of a substantial portion of the Company's liabilities from a substantial portion of the proceeds received from the West Coast Transaction, which more than off-set an increase in assets from the sale of substantially all of the Company's assets to West Coast. (See Note C to the Financial Statements)

Liabilities:

         Total liabilities decreased by approximately $432,684 between December 31, 1997 and December 31, 1998, primarily due to the payment of a substantial portion of the Company's liabilities from a substantial portion of the proceeds received from the West Coast Transaction.

Stockholders' Deficit:

         Between December 31, 1997 and December 31, 1998, the decrease in stockholders' deficit was due to net income of approximately $232,908 for the year ended December 31, 1998. Included in net income was extraordinary income of approximately $303,709 which related to the sale of substantially all of the Company's assets to West Coast. (See Note C to the Financial Statements)

As of December 31, 1997 and 1996:
--------------------------------

Assets:

         Total assets decreased by approximately $978,000 between December 31, 1996 and December 31, 1997, as the result of a decrease in assets consumed by the operating loss for the period, and a decrease in assets due to payment of a substantial portion of the Company's liabilities from a substantial portion of the proceeds received from the West Coast Transaction, which more than off-set an increase in assets from the sale of substantially all of the Company's assets to West Coast (see Note C to the Financial Statements).

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

Stockholders' Deficit:

         Between December 31, 1996 and December 31, 1997, the decrease in stockholders' deficit was due to net income of approximately $287,000 for the year ended December 31, 1997 and to the issuance of approximately 72 shares of the Company's Series C Preferred Stock (see Liabilities above). Included in net income was a net gain of approximately $1,286,000 which related to the sale of substantially all of the Company's assets to West Coast. (See Note C to the Financial Statements)


MATERIAL CHANGES IN RESULTS OF OPERATIONS

         The following material changes in results of operations occurred during the two-year period from January 1, 1997 through December 31, 1998.

Continuing Operations:
---------------------

         Losses from continuing operations were approximately $68,000 during 1998, compared to losses of approximately $753,000 during 1997. The decrease of approximately $685,000 primarily related to a reduction in the expenses related to operating the company as a result of the West Coast Transaction.

Discontinued Operations:
-----------------------

         There was a loss from discontinued operations of approximately $2,663 before extraordinary income of approximately $303,799, from the sale of substantially all of the Company's assets to West Coast during 1997, compared to income from discontinued operations of approximately $1,040,000 during 1997. The Company had nine stores in operation during 1997 and none operating in 1998.

Net Loss:
----------

         As a result of the foregoing, the Company generated net income of approximately $232,908 during 1998, which included extraordinary income of $303,799 compared to net income of approximately $286,772 in 1997, which included a net gain of approximately $1,286,000 from the sale of substantially all of its assets to West Coast. (See Note C to the Financial Statements)

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

         The Company's Consolidated Financial Statements and Notes thereto are filed together with this report commencing at Page F-1. The Consolidated Financial Statements and Notes for the period ending December 31, 1998 are audited by Miller and Co. and are included herein based on their auditor's report dated April 2, 1999. The consolidated Financial Statements for prior periods, as presented, are audited by the previous auditor. (See Item 8. below)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 8, 1998, KPMG Peat Marwick LLP ("KPMG") advised Choices Entertainment Corporation (the "Company") that KPMG was terminating the client-auditor relationship with the Company. During the Company's two (2) most recent fiscal years and any subsequent interim period preceding such termination, there were no disagreements between KPMG and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement(s) in connection with its report. KPMG's accountant's report on the financial statements for the two (2) years ended December 31, 1997, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

KPMG's auditors' report on the financial statements of the Company and its subsidiaries as of and for the years ended December 31, 1997 and December 31, 1996, contained a separate explanatory paragraph stating that the Company had suffered recurring losses from operations, was in default on certain obligations and had a net working capital deficiency which raise substantial doubts about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company has not been advised by KPMG that (i) internal controls necessary for the Company to develop reliable financial statements do not exist; (ii) information has come to KPMG's attention that has led it to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the financial statements prepared by management; (iii) KPMG needs to significantly expand the scope of its audit during such time period; and (iv) information has come to KPMG's attention that it has concluded materially impacts the fairness or reliability of either
(a) a previously issued audit report or the underlying financial statements; or (b) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report.

         A copy of the Company's Report on Form 8-K was furnished to KPMG pursuant to Item 304(a)(3) of Regulation S-K under the General Rules and Regulations of the Securities Act of 1933, as amended. The Company has received from KPMG a letter addressed to the Securities and Exchange Commission stating that KPMG agrees with the statements made by the Company on Form 8-K. The letter was timely filed by the Company by Amendment to the Form 8-K Report.

         Effective March 1, 1999, the Company engaged Miller and Co., Certified Public Accountants with offices in Santa Monica, California to serve as the Company's independent public auditors for the year ended December 31, 1998.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

                                                                          Year First
                                                          Year First       Became an
                                                           Became a        Executive
    Name                 Age        Position               Director        Officer
    -----                ---        --------              ----------      ---------
James D. Sink            48     Chairman, President         1997             1998
Thomas Renna             34     Director, Treasurer         1998             1999
George Pursglove         48     Director, Secretary         1998             1999
John Boylan                         *
Fred E. Portner                     *
Ronald Martignoni                   *
Lorraine Cannon                     *

*On or about June 2, 1998 Mr. Boylan, Mr. Portner and Ms. Cannon resigned from the Company. Mr. Martignoni's consulting agreement terminated April 30, 1998 and was not renewed. Certain biographical information regarding these individuals has been intentionally omitted.

         JAMES D. SINK, M.D., has served as a director since February 1997 and became Chairman of the Board in June 1998. Since March 1996, Dr. Sink has been affiliated with Allegheny University Hospitals in Philadelphia, Pennsylvania, where he is Professor of Cardiothoracic Surgery. Prior to joining Allegheny University Hospitals, Dr. Sink was, for more than five years, affiliated with Presbyterian Medical Center, in Philadelphia, Pennsylvania, where he was Chief of Cardiothoracic Surgery at the Philadelphia Heart Institute of Presbyterian Medical Center.

         THOMAS RENNA, is employed by Commonwealth Associates, an NASD broker/dealer as an Investment Executive and has held that position since October, 1998. Prior to that he was employed by Consolidated Merchandising Services, Inc. ("CMSI") (now known as USA Services, Inc.) as a Vice President of Sales and occupied that position from February 1, 1998 to October, 1998. Mr. Renna's responsibilities in that position included initiating sales calls to secure new accounts for CMSI as well as advising CMSI as to its capital raising activities. CMSI is a company which provides "in-store" merchandising and product assembly and sales services primarily on behalf of branded product manufacturers or retail companies. CMSI is a company controlled by George D. Pursglove. Prior to that, Mr. Renna was Vice President of Sales of SSNN, Inc., ("SSNN") and held that position since October 28, 1997. SSNN, is a start-up company providing an Internet website which offers company and stock information on small and micro-cap companies. Mr. Renna's responsibilities included securing new subscribers for the SSNN service and advising SSNN as to its capital raising activities. Mr. Renna was employed as a Vice President, Investments at Texas Capital Securities from February 1995 to October 1997. From February 1992 to January 1995, Mr. Renna was a Vice President of Investments at Berkeley Securities. In his positions with Texas Capital Securities and Berkeley Securities Mr. Renna was a stockbroker serving the investment needs of his customers including the buying and selling of securities.

         GEORGE PURSGLOVE, has served as the Chairman, President and Chief Executive Officer of USA Services, Inc. (formerly Consolidated Merchandising Services, Inc. or"CMSI") since the Company's incorporation in January 1997. Prior to that, Mr. Pursglove was President of Consolidated Business Group, Inc., a business management company offering consulting services for closely held consumer product companies. From March 1993 through November of 1995, Mr. Pursglove served in the position of Director of Merchandising for Office Depot's contract/commercial division and as Senior Divisional Merchandise Manager. From April of 1992 through March of 1993, Mr. Pursglove held the position of Divisional Merchandise Manager for the Price Company. From August of 1991 through April of 1992, Mr. Pursglove was a business consultant functioning in the role of merchandising/marketing liaison reporting directly to the Presidents/CEO or owner. From August of 1988 through August of 1991, Mr. Pursglove was Senior Vice President General Merchandise Manager and co-founder of HQ Office Supply Warehouse, Inc. From August of 1983 through August of 1988, Mr. Pursglove held the position of merchandise manager and was one of the original group of key management personnel who were instrumental in the start-up of Home Club (now called Home Base), a chain of home improvement warehouse stores. Prior to 1983, Mr. Pursglove held various positions of increasing responsibilities with NAVRESO, FedMart and the Two Guys organizations.

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

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information relating to the compensation awarded to, earned by or paid to the former Chief Executive Officer (the "Named Executive Officer") for services in all capacities during 1998, 1997 and 1996 (there being no other executive officer of the Company whose total annual salary and bonus exceeded $100,000 during 1998.)


                           SUMMARY COMPENSATION TABLE

                                                      Long-Term
                                                     Compensation
                                         Annual Compensation           Awards
                                     --------------------------    --------------
                                                    Securities
                                                    Underlying        All Other
Name and Principal                                   Options        Compensation
Position                     Year     Salary($)        (#)             ($)(2)
----------------------       ----    -----------   ------------    -------------
Ronald W. Martignoni         1998    $15,000 (1)       -0-
                             1997    $92,884 (1)       -0-            $ 353
Chairman, Chief              1996    $98,557           -0-              529
Executive Officer
and President

--------------

(1) Includes $15,000 received under the terms of a consulting agreement.(See below).

(2)  Includes term life insurance premiums paid by the Company.

         Mr. Martignoni resigned as Chairman of the Board, Chief Executive Officer and President of the Company on April 16, 1998, after the appointment of Mr. Boylan to the Board of Directors of the Company on that same day. (See ITEM
9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT)

         As previously reported, Mr. Martignoni took a position with an unrelated company, effective October 6, 1997, and continued as the Company's Chairman, President and Chief Executive Officer, under a consulting agreement pursuant to which his compensation had been reduced accordingly. Under the consulting agreement, Mr. Martignoni released the Company from all obligations and liabilities, including any obligations under the severance agreement between him and the Company referred to below. The consulting agreement provided for a monthly consulting fee of $5,000 per month, which was payable through April 1998,unless extended by the Company, in exchange for services provided. Mr. Martignoni received payments through March 1998 under this agreement; however he has continued to provide services to the Company without compensation.

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

Stock Options Held At Fiscal Year-End

         The following table sets forth the aggregate options to purchase shares of Common Stock of the Company held by the Named Executive Officer at December 31, 1997. No options were exercised during the year ended December 31, 1998 by the Named Executive Officer, and there were no in-the-money unexercised options held by the Named Executive Officer at December 31, 1998.

                                     Number of Securities
                                    Underlying Unexercised
                                       Options Held at
                                     December 31, 1998(#)
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

         On February 13, 1997, three non-employee directors, Messrs. James D. Sink, Joseph DeSaye and Fred E. Portner, were granted, respectively, nonqualified options to purchase 200,000,

200,000 and 50,000 shares of the Company's Common Stock, exercisable on or after August 13, 1997, at an exercise price of $.05 per share, the price of the Company's Common Stock on the date of grant, which options expire on February 13, 2002. Mr. DeSaye has since resigned as a director, and no options have been exercised. The Company believes and has reason to believe that Messrs. Sink and DeSaye have repudiated or otherwise rejected the grant of options described in this paragraph.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding ownership of the Company's Common Stock and Series C Preferred Stock (the "Preferred Stock"), as of April 15, 1999, by: (i) each person who is known by the Company to own beneficially shares of Common Stock and/or Preferred Stock to which are attributable more than five percent of the combined number of votes attributable to all shares of Common and Preferred Stock outstanding on that date, (ii) each former director (Messrs. Boylan, Portner and Sink), (iii) the Named Executive Officer (Ronald W. Martignoni) and (iv) each current director and officer, and
(v) all current executive officers and directors as a group.

                                                                            Votes Attributable to
                             Shares of Common             Shares of             Common and
                           Beneficially Owned,            Preferred              Preferred
Name and Address               including %            Beneficially Owned,    Beneficially Owned,
of Beneficial Owner             Owned (1)              including  % (1)      including % (1) (2)
-------------------        ------------------         -------------------    -------------------
Attel & Cie, S.A.
Via Nassa 58
6901 Lugano,
Switzerland                2,601,112  (11.8%)                 --             2,601,112  (11.1%)

John Maioriello
3416 The Strand
Manhattan Beach,
CA  90266                  1,826,000  (7.8%)(3)              --              1,826,000  (7.3%)

John A. Boylan
509 Kinsale Road
Timonium,
MD  21093                  1,442,000  (6.2%)(4)              --              1,442,000  (5.8%)


Ronald W. Martignoni
6 Chadwick Court
Voorhees,
NJ  08043                  1,425,000  (6.1%)(5)              --              1,425,000  (5.7%)

James D. Sink
220 Curwen Road
Rosemont,
PA  19010                  1,041,650  (4.7%)                 --              1,041,650  (4.4%)

Thomas Renna                 165,500    *                                      165,000    *
C/o (8)

George Pursglove                 -0-                                              -0-
C/o (8)

Fred E. Portner
121 Montgomery Place
Alexandria,
VA  22314                    190,000   *(6)                 --                 190,000    *

Shareholder
Committee                 13,861,119  (51.6%)(7)    107.4  (98.4%)(7)       13,861,119  (51.6%)

All executive officers
and directors as a Group
(three persons)            2,673,650  (12.3%)               --               2,673,650  (11.5%)

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

    (7) The Shareholder Committee may be deemed to constitute a group under the rules of the Securities and Exchange Commission. The Shareholder Committee ceased to exist on or before June 5, 1998. (See ITEM 12. Certain Relationships and Related Transactions)

    (8) The address for Messrs. Renna and Pursglove is C/O Choices Entertainment Corporation, 10770 Wiles Road, Coral Springs, Florida 33076-2009

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 25, 1997, a group of stockholders demanded that they be given control of the Company and on December 10, 1997, this group filed preliminary solicitation material with the Securities and Exchange Commission, seeking to remove and replace two of three members of the Company's Board of Directors. On February 11, 1998 and April 17, 1998, revised preliminary solicitation material was filed by an expanded group of stockholders (the "Shareholder Committee") in connection with the solicitation of written consents, also to remove and replace two directors. As previously disclosed, Mr. Renna and Mr. Pursglove were the co-chairmen of the Shareholders Committee. On June 5, 1998, the Shareholder Committee formally withdrew its preliminary proxy material and the Shareholder Committee has ceased to exist.

     John E. Maioriello, a former Chairman of the Board and a principal stockholder of JD Store Equipment, Inc. ("JD"), is deemed under rules of the Securities and Exchange Commission to be the beneficial owner of more than five percent of the Company's Common and Preferred Stock voting together. See Securities Ownership of Certain Beneficial Owners and Management.

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

     Previously, on December 6, 1994, JD agreed that in the event that the then contemplated merger between JD Store Equipment and the Company (the "JD Merger") was not consummated, JD Store Equipment would pay to the Company legal fees billed to the Company by the above law firm. That law firm resigned as counsel to the Company shortly after JD Store Equipment notified the Company that it was terminating the JD Merger in September 1995. Subsequently, the Company made a demand for payment upon JD Store Equipment for all fees and disbursements in the amount of $793,281 billed to it by the law firm, of which $439,482 has to date been paid by the Company. JD Store Equipment has responded with a suggestion of a counter claim in an unspecified amount for losses allegedly incurred in connection with the acquisition program. To avoid the uncertainties associated with litigation and with collecting any judgment that may be obtained, the Company has attempted to reach a settlement with JD Store Equipment and the law firm, pursuant to which JD Store Equipment would pay unpaid fees to the law firm, the Company would release JD Store Equipment from any obligation to pay the $793,281 of legal fees billed to the Company and the Company would be released by JD Store Equipment and the law firm. A settlement with the law firm has been concluded.

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

     The Company's 5% unsecured promissory notes (the "Notes"), in the principal amount of $680,000, matured on September 11, 1997, leaving the holders thereof with the sole remedy of converting such notes into shares of the Company's Series C Preferred Stock (valued at $.25 per share of Common Stock). The Holders of such Notes have, in accordance with the terms of the Notes, converted such Notes into 68 shares of the Company's Series C Preferred Stock. In addition, because of its severely distressed financial condition, the Company elected to issue 3.6833 shares of its Series C Preferred Stock to the holders of the Notes, in payment of $36,833 of accrued interest due such noteholders in September, 1997, in accordance with the terms of such Notes. Certain members of the Shareholder Committee are the holders of such Preferred Stock. (See Securities Ownership of Certain Beneficial Owners and Management)

     John A. Boylan, a former officer and director, is deemed under the rules of the Securities and Exchange Commission to be the beneficial owner of more than five percent of the Company's Common and Preferred Stock voting together. (See Securities Ownership of Certain Beneficial Owners and Management ) As previously reported, on August 15, 1996, the Company entered into an eleven-month consulting agreement with Mr. Boylan, under which he received $3,500 on a bi-weekly basis, had use of a car, already under lease by the Company, and received health insurance benefits for a period of one year. The Company entered into this agreement as part of a severance agreement with Mr. Boylan, pursuant to which he resigned from employment and from all positions with the Company, released the Company from all obligations and liabilities, including any obligations under an existing severance agreement between him and the Company, and agreed to the cancellation of certain fully-vested options to purchase 291,667 shares of Common Stock. Mr. Boylan was re-appointed to the Company's Board of Directors and named President and Chief Executive Officer of the Company on April 16, 1998.

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

     In his capacity as a stockbroker and while employed by Texas Capital Securities, Mr. Renna had some customers who were involved in a contested election for control of the Company in 1996. Mr. Renna had no involvement in this contested election other than as performing the usual and customary duties associated with being a stockbroker and advising his clients as to the various implications to them of the contested election. Prior to late 1997, Mr. Renna was not acquainted with Mr. Pursglove and had not worked with him.

     On October 29, 1997 Mr. Renna purchased 45,000 shares of Common Stock for $2,688. On December 11, 1997 Mr. Renna purchased 45,000 shares of Common Stock for $3,151. Each of these purchases was made in the open market.

     Mr. Pursglove has had no past involvement with any of the efforts to change control of the Company. Prior to late 1997, Mr. Pursglove was not acquainted with Mr. Renna and had not worked with him.

     Mr. Kenneth Hiniker, a member of the Shareholder Committee, has advanced $25,000 to the Shareholder Committee to pay legal fees. The loan is to be repaid when, as, and if the Shareholder Committee has funds sufficient for that purpose.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

                                ---------------

     (a) Exhibits: The exhibits are listed in the Index to Exhibits appearing on Page E-1.
     (b)  Reports on Form 8-K:
During the quarter ended December 31, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CHOICES ENTERTAINMENT CORPORATION

    Date: ___________________               By: /s/ James D. Sink
                                           -----------------------------------
                                                   James D. Sink
                                            Interim Chief Executive Officer


                                            By: /s/ George Pursglove
                                           -----------------------------------
                                                 George Pursglove
                                            Interim Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James D. Sink                                             July 12,1999
--------------------------------------
James D. Sink
Chairman of the Board of Directors

/s/ George Pursglove                                          July 12, 1999
--------------------------------------
George Pursglove
Director

/s/ Thomas Renna
--------------------------------------                        July 12,1999
Thomas Renna
Director

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB
                                  ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                        CHOICES ENTERTAINMENT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                          Page
                                                                                          ----
Independent auditors' report...............................................................F-2

Consolidated balance sheets as of December 31, 1998 and 1997...............................F-3

Consolidated Statements of loss for the years ended
December 31, 1998, 1997 and 1996...........................................................F-4

Consolidated statements of stockholders' deficit for the years ended
December 31, 1998, 1997 and 1996...........................................................F-5

Consolidated statements of cash flows for the years ended December 31,
1998, 1997 and 1996 .......................................................................F-6

Notes to consolidated financial statements.................................................F-7


To the shareholders
Choices Entertainment Corporation
Coral Springs, Florida

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of Choices Entertainment Corporation as of December 31, 1998, and the related statements of income and accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Choices Entertainment Corporation as of December 31, 1997 and 1996, were audited by other auditors whose report dated March 6, 1998, included an explanatory paragraph that described recurring losses from operations, was in default on certain obligations and working capital deficiency raising substantial doubt about the Company's ability to continue as a going concern, as discussed in Note 3 to the 1997 and 1996 financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Choices Entertainment Corporation, as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company suffered recurring losses from operations, was in default on certain obligations and had a working capital deficiency at December 31, 1998. As a result, the Company's viability in securing new business opportunities or raising needed capital has been hampered. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Miller and Co.
                                               Certified Public Accountants

Santa Monica, California
April 2, 1999

                        CHOICES ENTERTAINMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                     ASSETS

                                                                                           1998                    1997
                                                                                       ------------           ------------
CURRENT ASSETS
       Cash                                                                            $      2,074           $    197,117
       Accounts receivable                                                                        -                  1,123
                                                                                       ------------           ------------
         TOTAL CURRENT ASSETS                                                                 2,074                198,240

PROPERTY AND EQUIPMENT
       Equipment, net                                                                             -                  3,631

OTHER ASSETS                                                                                    146                    125
                                                                                       ------------           ------------
                                                                                       $      2,220           $    201,996
                                                                                       ------------           ------------
                                                                                       ------------           ------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                           1998                   1997
                                                                                       ------------           ------------
CURRENT LIABILITIES
       Accounts payable                                                                $     11,851           $     33,104
       Accrued merger and acquisition expenses                                               50,000                353,799
       Accrued professional fees                                                             30,403                129,758
       Accrued salaries                                                                           -                  2,859
       Accrued expenses                                                                           -                  5,419
                                                                                       ------------           ------------
         TOTAL CURRENT LIABILITIES                                                           92,254                524,938
                                                                                       ------------           ------------

SHAREHOLDERS' EQUITY
       Preferred stock, par value $ .01 per share, authorized 5,000 shares,
           109.1 shares issued and outstanding in 1998
           and 1997                                                                               1                      1
       Common stock, par value $ .01 per share, authorized 50,000,000 shares,
           issued and outstanding 22,004,395 shares in 1998 and 1997                        220,044                220,044
       Additional paid-in capital                                                        21,236,035             21,236,035
       Accumulated deficit                                                              (21,546,114)           (21,779,022)
                                                                                       ------------           ------------
         TOTAL SHAREHOLDERS' EQUITY                                                         (90,034)              (322,942)
                                                                                       ------------           ------------
                  TOTAL LIABILITIES AND
                           SHAREHOLDERS' EQUITY                                        $      2,220           $    201,996
                                                                                       ------------           ------------
                                                                                       ------------           ------------


See accompanying independent auditors' report.
The accompanying notes are an integral part of the consolidated financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                         CONSOLIDATED STATEMENTS OF LOSS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                 1998                  1997                  1996
                                                             -----------           -----------           -----------
EXPENSES:

       Selling and administrative expenses                   $    65,587           $   252,059           $   285,433
       Professional and consulting expenses                       51,181               425,142               278,843
       Store closing and lease termination expenses                    -                     -                51,615
       Depreciation and amortization                                   -                39,168                39,168
                                                             -----------           -----------           -----------
                      TOTAL EXPENSES                             117,736               716,369               655,059

OTHER INCOME AND EXPENSES:
       Interest expense                                                -                37,081                51,830
       Other income                                                1,035                     -                     -
       Interest income                                            48,473                     -                     -
       Reduction of accrued legal fees                           303,799                     -                     -
                                                             -----------           -----------           -----------
               TOTAL OTHER INCOME AND EXPENSES                   353,307                37,081                51,830
                                                             -----------           -----------           -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                         235,571              (753,450)             (706,889)
                                                             -----------           -----------           -----------

DISCONTINUED OPERATIONS
       Income (loss) from discontinued operations                 (2,663)             (245,982)               40,209
       Gain on sale of discontinued operations                         -             1,286,204                     -
                                                             -----------           -----------           -----------
              INCOME (LOSS) FROM DISCONTINUED
                  OPERATIONS                                      (2,663)            1,040,222                40,209
                                                             -----------           -----------           -----------
NET INCOME (LOSS)                                            $   232,908           $   286,772           $  (666,680)
                                                             -----------           -----------           -----------
                                                             -----------           -----------           -----------

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

BASIC INCOME (LOSS) PER SHARE:

     CONTINUING OPERATIONS                                   $      0.01           $     (0.03)          $     (0.03)
                                                             -----------           -----------           -----------
                                                             -----------           -----------           -----------
     DISCONTINUED OPERATIONS                                 $         -           $      0.05                  $  -
                                                             -----------           -----------           -----------
                                                             -----------           -----------           -----------
     NET INCOME (LOSS)                                       $      0.01           $      0.02           $     (0.03)
                                                             -----------           -----------           -----------
                                                             -----------           -----------           -----------
DILUTED INCOME (LOSS) PER SHARE:

     CONTINUING OPERATIONS                                   $      0.01           $     (0.03)          $     (0.03)
                                                             -----------           -----------           -----------
                                                             -----------           -----------           -----------
     DISCONTINUED OPERATIONS                                 $         -           $      0.04           $         -
                                                             -----------           -----------           -----------
                                                             -----------           -----------           -----------
     NET INCOME (LOSS)                                       $         -           $      0.01           $     (0.03)
                                                             -----------           -----------           -----------
                                                             -----------           -----------           -----------


See accompanying independent auditors' report.
The accompanying notes are an integral part of the consolidated financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                    Preferred            Common Stock             Additional
                                      Stock      ----------------------------       Paid-in        Accumulated
                                     Shares         Shares          Amount          Capital          Deficit           Total
                                    ---------    ------------    ------------   --------------   --------------    --------------
Balance at December 31, 1995            34.0      22,004,395        $220,044      $20,485,203     $(21,399,114)      $  (693,867)

Issuance of preferred stock in
lieu of cash to investors                3.4                                           34,000                             34,000

Net loss for the year ended
December 31, 1996                                                                                     (666,680)         (666,680)
                                    ---------    ------------    ------------     ------------     ------------    --------------

Balance at December 31, 1996            37.4      22,004,395        $220,044      $20,519,203     $(22,065,794)      $(1,326,547)

Issuance of preferred stock in
lieu of cash to investors               71.7               -               -          716,832                -           716,832

Net income for the year ended
December 31, 1997                          -               -               -                -          286,772           286,772
                                    ---------    ------------    ------------     ------------     ------------    --------------
Balance at December 31, 1997           109.1      22,004,395         220,044       21,236,035      (21,779,022)         (322,943)

Net income for the year ended
December 31, 1998                        -                 -               -                -          232,908           232,908
                                    ---------    ------------    ------------     ------------     ------------    --------------
Balance at December 31, 1998           109.1      22,004,395        $220,044      $21,236,035     $(21,546,114)      $   (90,035)
                                    ---------    ------------    ------------     ------------     ------------    --------------
                                    ---------    ------------    ------------     ------------     ------------    --------------


See accompanying independent auditors' report.
The accompanying notes are an integral part of the consolidated financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                     1998              1997              1996
                                                                                 -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $   232,908       $   286,772       $  (666,680)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                                                      968           452,414         1,086,433
      Gain on sale of assets                                                               -        (1,286,204)                -
      Loss on retirement of assets                                                     2,663                 -                 -
      Loss on disposal of videocassette rental inventory                                   -            83,621           238,874
      Videocassette and inventory reserve                                                  -             7,667            22,686
      Cost of rental film sales                                                            -           121,342           410,399
      Amortize goodwill and deferred costs                                                 -            38,873            56,007
Change in assets and liabilities:
      (Increase) decrease in accounts receivable                                       1,123             4,734            (1,692)
      (Increase) decrease in merchandise inventories                                       -            62,584           (43,131)
      (Increase) decrease in prepaid expenses                                              -            41,683           (13,447)
      (Increase) decrease in other assets                                                (21)            9,037            (5,949)
      Increase (decrease) in accounts payable                                        (21,253)         (653,645)          277,256
      Decrease in accrued merger and acquisition expenses                           (303,799)          (50,550)         (138,602)
      Increase (decrease) in deferred revenue                                              -           (27,797)           27,797
      Increase (decrease) in accrued professional fees                               (99,355)         (138,441)           81,956
      Increase (decrease) in accrued salaries                                         (2,859)          (52,875)            3,131
      Increase (decrease) in other accrued expenses                                   (5,418)         (171,290)          126,194
      Decrease in accrual for lease cancellation and other
           litigation reserves                                                             -            (1,250)          (12,500)
                                                                                 -----------       -----------       -----------
      TOTAL ADJUSTMENTS                                                             (427,951)       (1,560,095)        2,115,412

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 (195,043)       (1,273,323)        1,448,732

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of videocassette rental inventory, net                                     -          (620,807)       (1,573,140)
      Purchases of equipment, net                                                          -           (10,049)          (43,982)
      Proceeds from sale of assets                                                         -         2,379,507             9,429
                                                                                 -----------       -----------       -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVTIES                                         -         1,748,651        (1,607,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable                                                          -            49,000           150,000
      Repayment of notes payable                                                           -          (393,950)          (10,691)
                                                                                 -----------       -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        -          (344,950)          139,309

NET INCREASE (DECREASE) IN CASH                                                     (195,043)          130,378           (19,652)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       197,117            66,739            86,391
                                                                                 -----------       -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $     2,074       $   197,117       $    66,739
                                                                                 -----------       -----------       -----------
                                                                                 -----------       -----------       -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                           $         -       $    19,601       $    14,556
                                                                                 -----------       -----------       -----------
                                                                                 -----------       -----------       -----------


                        CHOICES ENTERTAINMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

Note A - SUMMARY OF ACCOUNTING POLICIES

         BUSINESS ACTIVITY
         The Company was incorporated under the laws of the State of Maryland on July 11, 1985, as "PPV Enterprises, Inc." On August 18, 1987, the Company changed its name to "DataVend, Inc." and reincorporated under the laws of the State of Delaware. On March 14, 1990, the Company changed its name to Choices Entertainment Corporation Corporation. On June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation.

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         ACCOUNTING ESTIMATES
         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         EQUIPMENT
         Equipment is stated at cost. Depreciation of equipment is provided under the straight-line method over the estimated useful lives of the respective assets.

         REVENUE RECOGNITION
         The Company recognized revenue when products were rented or sold with the exception of certain promotional membership fees, which were amortized over 12 months.

         RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
         The Company adopted the provisions of Statements of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

         The Company has adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation on January 1, 1996. SFAS 123 defines a fair value based method of accounting for stock based compensation plans, however it allows the continued use of the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to use the intrinsic value method with pro forma disclosures of net income as if the fair value method had been applied. Pro forma compensation costs (and related pro forma net loss) for the Company's stock based compensation plan determined in accordance with SFAS 123 have not been separately presented since such amounts are not materially different from the basic financial statements.

         The Company has adopted the provisions of SFAS 128, Earnings per Share, which specifies the computation, presentation, and disclosure requirements for earnings per share. This statement simplifies the standards for computing earnings per share and makes them comparable to international earnings per share standards. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Restatement of earnings per share data for previous periods is also required. Basic earnings (loss) per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares that were outstanding during the period. Potential common shares are not included in the calculation of the dilutive net earnings (loss) per share, since their inclusion would be anti-dilutive. At December 31, 1998 and 1997, the Company had outstanding stock options and warrants which could potentially dilute basic earnings per share in the future.

         NEW ACCOUNTING PRONOUNCEMENTS
         The Financial Accounting Standards Board (FASB) issued in June 1997, SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that the Company
         (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company is not required to present a statement of comprehensive income because it does not have other comprehensive income.

         RECLASSIFICATION
         In order to facilitate comparison of financial information, certain amounts reported in the prior year comparative totals have been reclassified to conform with the current year presentation.

Note B - LIQUIDITY

         As previously reported, on June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation ("West Coast"). Notwithstanding the sale of its operating business, the Company's consolidated financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit in the aggregate of $21,546,114 and $21,779,022 and approximately a working capital deficit of $90,000 and $327,000 for the years ended December 31, 1998 and 1997, respectively. Although the Company posted net losses in each year since its existence, subsequent the sale of substantially all of the Company's assets and business to West Coast (the "West Coast Transaction"), the Company was able to show income in the amounts of $232,908 and $286,772 for the years ended December 31, 1998 and 1997, respectively. (See below).

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

         From the closing of the West Coast Transaction on June 16, 1997, to the present, the Company has principally (i) satisfied and compromised various claims and liabilities; (ii) defended and settled litigation, and paid professional fees, including substantial fees associated with such litigation; (iii) maintained administrative functions (at present the Company has no employees (but see below and Note K); and (iv) attempted to identify and consider new business opportunities.

         In 1997, the Company was unsuccessful in concluding any new business opportunities or in securing needed capital, in part due to the uncertainties and costs associated with continuing stockholder litigation in California, which, as previously reported, was settled in the amount of $87,000, excluding professional fees, on November 20, 1997. As a consequence, the Company's financial condition has continued to deteriorate and the Company presently has very limited cash remaining with which to seek or conclude any new business opportunities. Moreover, certain claims and liabilities against the Company existed which, if were successfully asserted, would have further hampered the Company in its efforts to conclude new business opportunities or to secure needed capital. As of the date of this report, the Company has reached a settlement agreement regarding these claims and liabilities and the Company has approximately $27,912 in cash remaining. The Company's viability in securing any new business opportunities or raising needed capital is seriously in question.

         As of December 31, 1997, these claims and liabilities included but were not limited to professional fees billed in connection with the Company's discontinued acquisition program in the amount of $353,799, which were unpaid to a law firm retained in that connection. Previously, in 1994, JD Store Equipment, Inc. ("JD Store Equipment") agreed that, in the event the then contemplated merger between JD Store Equipment and the Company (the "JD Merger") was not consummated, JD Store Equipment would pay to the Company legal fees billed to the Company by the above law firm. That law firm resigned as counsel to the Company shortly after JD Store Equipment notified the Company that it was terminating the JD Merger in September 1995. Subsequently, the Company made a demand for payment upon JD Store Equipment for all fees and disbursements in the amount of $793,281 billed to it by the law firm, of which $439,482 has to date been paid by the Company. JD Store Equipment has responded with a suggestion of a counter claim in an unspecified amount for losses allegedly incurred in connection with the acquisition program. To avoid the uncertainties associated with litigation and with collecting any judgment that may be obtained, the Company has attempted to reach a settlement with JD Store Equipment and the law firm, pursuant to which JD Store Equipment would pay unpaid fees to the law firm, the Company would release JD Store Equipment from any obligation to pay the $793,281 of legal fees billed to the Company and the Company would be released by JD Store Equipment and the law firm. As of December 31, 1998, these claims and liabilities for the professional fees in the amount of $353,799 were reduced to $50,000 due to a lawsuit filed against the Company by the law firm. On February 9, 1999, the Company entered into a settlement agreement in the amount of $50,000 to be paid to the law firm by March 31, 1999.

         On September 8, 1997, a lawsuit was filed by the Company against a former officer, in the Superior Court of California, in which the Company sought repayment of a loan made by the Company to the former officer in 1995. A settlement of this lawsuit was concluded on February 25, 1998, pursuant to which the former officer agreed to pay the Company $40,000 in monthly installments beginning March 1, 1998 through September 1, 1998, which were paid on a timely basis.

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

         The Company's former President and Chief Executive Officer, has taken a position with an unrelated company, effective October 6, 1997, and continued as the Company's Chairman, President and Chief Executive Office, under a consulting agreement pursuant to which his compensation has been reduced accordingly. The consulting agreement expired in accordance with its terms on April 30,1998.

         In the event the Company is not successful in finding and concluding new business opportunities or in securing needed capital in the very near term, as to which no assurance can be given, the Company does not believe that there will any amounts available for distribution to the Company's stockholders.

Note C - WEST COAST TRANSACTION AND DISCONTINUED OPERATIONS

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

         The Company recognized a net loss on the retirement of its assets of approximately $2,663, which has been reported in discontinued operations on the Consolidated Statements of Income (Loss) for the year ended December 31, 1998. Revenues for the discontinued business for the year ended December 31, 1998, was $ 0, compared to revenues for the discontinued business for year ended December 31, 1997, of $2,116,000.

         The assets sold in the West Coast Transaction, net of applicable liabilities, have been reclassified as non-current assets and current liabilities of the discontinued business on the 1996 Consolidated Balance Sheet. At December 31, 1996 approximately $1,054,000 related to net non-current assets, and approximately $908,000 related to net current liabilities of the discontinued business.

Note D - EQUIPMENT


                                                                           Estimated
                                              1998            1997        Useful Life
                                          -----------     -----------     -----------
Equipment                                 $       -       $   4,034         5 years
                                          -----------     -----------

                                                  -           4,034
Less: Accumulated depreciation
and amortization                                  -            (403)
                                          -----------     -----------
                                          $       -       $   3,631
                                          -----------     -----------
                                          -----------     -----------


Note E - NOTES PAYABLE

         As of December 31, 1998 and 1997, the Company had no Notes Payable outstanding. The Company's 5% unsecured promissory notes in the principal amount of $680,000, matured on September 11, 1997, leaving the holders thereof with the sole remedy of converting such notes into shares of the Company's Series C Preferred Stock (valued at $.25 per share of Common Stock). The holders of such notes have, in accordance with the terms of the notes, converted such notes into 68 shares of the Company's Series C Preferred Stock. All other notes outstanding at December 31, 1996, were paid, to the holders of such notes, with the proceeds from the West Coast Transaction.

Note F - DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

         The Financial Accounting Standards Board issued in February 1997, SFAS no. 129 "Disclosure of Information about Capital Structure". SFAS 129 requires disclosure of descriptive information about securities, e.g. rights and privileges of the various securities outstanding, the number of shares issued upon conversion, exercise, or satisfaction or required conditions are the liquidation preference of preferred stock.

         1.    PREFERRED STOCK:


                                                             Issued
                                          Authorized           and            Preferred
                                            Shares         Outstanding          Stock
                                          ----------       -----------        ---------
Balance at December 31, 1995                  5,000             34.0             $0.34

Issuance of preferred stock in
lieu of cash to investors                         -              3.4              0.03
                                          ----------       -----------        ---------

Balance at December 31, 1996                  5,000             37.4              0.37

Issuance of preferred stock in
lieu of cash to investors                         -             71.7              0.72
                                          ----------       -----------        ---------

Balance at December 31, 1997                  5,000            109.1              1.09

Issuance of preferred stock in
lieu of cash to investors                         -                -                 -
                                          ----------       -----------        ---------

Balance at December 31, 1998                $ 5,000           $109.1             $1.09
                                          ----------       -----------        ---------
                                          ----------       -----------        ---------


         During 1996, the Company issued 3.4 shares of Series C Preferred stock to the holders of its 5% unsecured promissory notes, in payment of $34,000 of accrued interest due such noteholders in August 1996, in accordance with the terms of such notes.

         During 1997, the Company's 5% unsecured promissory notes (the "Notes"), in the principal amount of $680,000, matured on September 11, 1997, leaving the holders thereof with the sole remedy of converting such notes into shares of the Company's Series C Preferred Stock (valued at $.25 per share of Common Stock). The Holders of such Notes have, in accordance with the terms of the Notes, converted such Notes into 68 shares of the Company's Series C Preferred Stock. In addition, because of its severely distressed financial condition, the Company elected to issue 3.6833 shares of its Series C Preferred Stock to the holders of the Notes, in payment of $36,833 of accrued interest due such noteholders in September 1997, in accordance with the terms of such Notes.

         Each share of Preferred Stock is entitled to vote on all matters submitted to a vote of the Company's stockholders together with the Common Stock and not as a separate class, unless otherwise required by law, with each share of Preferred Stock entitled to 40,000 votes.

         2.    COMMON STOCK:


                                                               Issued
                                          Authorized             and             Preferred
                                            Shares           Outstanding           Stock
                                          -----------        -----------         ---------
Balance at December 31, 1995               50,000,000         22,004,395         $ 220,044

Issuance                                            -                  -                 -
                                          -----------        -----------         ---------

Balance at December 31, 1996               50,000,000         22,004,395           220,044

Issuance                                            -                  -                 -
                                          -----------        -----------         ---------

Balance at December 31, 1997               50,000,000         22,004,395           220,044

Issuance                                            -                  -                 -
                                          -----------        -----------         ---------

Balance at December 31, 1998              $50,000,000        $22,004,395         $ 220,044
                                          -----------        -----------         ---------
                                          -----------        -----------         ---------


               The Company's common stock is currently traded in the over-the-counter market on the OTC-Bulletin Board. On April 15, 1999, the average of the high and low insider bid prices for the Company's common stock was both $.013 as reported by the OTC-Bulletin Board. The quotation reflects inter dealer price, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

         The Company has neither declared nor paid any dividends on its preferred or common stock since its inception, and the Board of Directors does not contemplate the payment of dividends in the foreseeable future, given the Company's severely distressed financial condition.

Note G - NON-EMPLOYEE STOCK OPTIONS

         OPTIONS

         The following table sets forth certain information regarding non-employee and non-management stock options granted by the Company, which were outstanding at December 31, 1998:


                                              Shares of         Exercise
                             Number         Common Stock          Price            Expiration            Registration
     Date of Grant         of Holders     Subject to Option     Per Share             Date                  Rights
----------------------     ----------     -----------------     ---------      -----------------         ------------
December 13, 1988              2                 12,500           $1.00        October 18, 1999              None
November 14, 1989              2                 65,000            1.30        November 14, 1999             None
December 14, 1989              1                 25,000            2.00        December 14, 1999             None
January 11, 1990               2                 16,875            2.00        January 10, 1999              None
June 1, 1990                   1                291,667            1.25        June 1, 1999                  None
January 31, 1991               2                510,000 0          0.43        January 31, 2001           Registered
August 22, 1991                1                100,000            0.63        August 21, 1999            Piggyback
November 3, 1994               2                400,000            0.69        November 3, 1999           Piggyback
December 1, 1994               1              1,000,000            0.91        December 1, 1999           Piggyback
                                          -----------------
TOTAL                                         2,421,042
                                          -----------------
                                          -----------------


Note H - EMPLOYEE AND MANAGEMENT STOCK OPTIONS

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

         STOCK OPTION AND APPRECIATION RIGHTS PLAN

         The following table sets forth information with respect to incentive stock options under the Plan for the two years ended December 31, 1998:


                                                     Number of
                                                    Shares under          Price Per
                                                     Option (1)             Share
                                                    ------------         -----------
Outstanding at December 31, 1996                       535,500           0.19 - 0.23
(252,500 shares under exercisable options)

Cancelled                                              535,500           0.19 - 0.23
                                                    ------------         -----------

Outstanding at December 31, 1997                             -                     -
                                                    ------------         -----------

Outstanding at December 31, 1998                             -                     -
                                                    ------------         -----------
                                                    ------------         -----------


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

         On January 31, 1991, the Board of Directors approved the grant of 4,750,000 1991 Management Options to four executive officers of the Company. One officer has subsequently retired and two other officers have left the Company. One ex-officer exercised his options in full, one ex-officer exercised 540,000 options leaving 510,000 options outstanding, and 1,000,000 options held by the second officer who has left the Company remains outstanding. All of the 1991 Management Options were issued at an exercise price of $.4325 per share, which represented the bid price for the Company's common stock on the date of the grant of such options. The 1991 Management Options vested fully as of August 2, 1991, and expire January 31, 2001.

         On February 9, 1994, the Board of Directors approved the grant of 915,000 1994 Management Options to three officers and one director of the Company at an exercise price of $.23 per share, which represented the bid price for the Company's common stock on the date of grant of such options. The 1994 Management Options vested fully as of April 7, 1994, and expire on January 31, 2001.

         Registration statements under the 1933 Act have been filed by the Company with respect to the 8,425,001 shares underlying the 1987 Stock Option and Appreciation Rights Plan (the "1987 Plan"), the outstanding Long-Term Management Incentive Options, the 1991 Management Options, and the 1994 Management Options, and an option held by a director. Of these options, 3,591,501 have either been cancelled, exercised or have expired and 1,694,500 options remained unissued under the 1987 SOP. Generally, such registration permits the immediate sale of the 3,139,500 vested shares upon exercise, subject to the volume limitations imposed by Rule 144.

         Holders of these options are afforded certain anti-dilution and piggyback rights under the 1933 Act with respect to the shares of common stock issuable upon exercise of said options.

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

Note I - NET LOSS PER SHARE OF COMMON STOCK

         Basic income per share for the year ended December 31, 1998, was computed by dividing the net income by the weighted average number of common shares outstanding during the periods.

         Diluted income per share for the year ended December 31, 1998, was computed by dividing the net income by the weighted average number of common shares outstanding during the period, as well as, the number of common shares that would be outstanding as a result of the conversion of the Company's preferred stock.

         Basic and diluted loss per share for the year ended December 31, 1997 was computed by dividing the net income by the weighted average number of common shares outstanding during the period, as well as the number of common shares that would be outstanding as a result of the conversion of the company's preferred stock.

         The approximate number of shares used in the computation of income
         (loss) per share amounts are as follows:


     Year ended                                 Number of shares
    December 31,                               used in calculation
    ------------                               -------------------
        1998            Basic                       22,004,000
                        Diluted                     26,364,395

        1997            Basic                       22,004,000
                        Diluted                     24,372,000

        1996            Basic                       22,004,000
                        Diluted                     22,004,000


Note J - INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by applying enacted tax rates for the taxable years in which those differences are expected to reverse. Recognition of deferred tax assets is subject to a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized.

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

         As of December 31, 1998 the Company had approximately $19,000,000 of net operating loss carry-forwards for tax purposes which may be available to offset future federal income, if any, through 2010. The amount ultimately available, if any in future years, is dependent on the limitation discussed above. Should the Company operate profitably in future years, it may be subject to current tax expense in certain states for which no net operating loss carry-forwards are available.

Note K - COMMITMENTS

         The Company currently has no lease commitments. The Company's executive office is provided rent-free by the Company's interim Chief Financial Officer.

         Rent expense for 1998 and 1997, was $ 0 and $439,423, respectively.

         As previously reported, during September 1995, a merger agreement between the Company and JD Store Equipment Inc. was terminated. However, in connection with a letter of intent entered into with regard to said then proposed merger, the Company and JD also reached an agreement in the event a merger was not consummated, for the payment of finder's fees with respect to any completed merger or acquisition which the Company's then Chairman was responsible for having introduced to the Company from the date of the letter of intent (November 4, 1994) until such time as it was publicly announced that the JD Merger was not consummated (September 11, 1995). Such finder's fees are to consist of warrants for the purchase of shares of the Company's common stock in an amount based upon 10% of the consideration issued or paid by the Company in said merger or acquisition. The exercise price of the warrants is to be at a 20% discount to the bid price of the Company's common stock, generally calculated on the date of the letter of intent for said merger or acquisition. The warrants are to have a five-year term and are to include certain piggyback rights. JD also agreed, in the event the merger was not consummated, to pay legal fees billed to the Company by its then principal outside law firm.

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

Note L - SUBSEQUENT EVENTS

         On February 9, 1999, a lawsuit was filed against the Company by a law firm, seeking payment of professional fees of $353,799. The Company entered into a settlement agreement in the amount of $50,000 which was paid on March 31, 1999.

                                INDEX TO EXHIBITS


Exhibit     Description of Exhibit
  No.       ----------------------
 3(a)       Certificate of Incorporation, as amended (1)
  (b)       Certificate of Designations of Series C Preferred Stock,
                     as amended (2)
  (c)       By-Laws, as amended (3)
 4          Form of certificate evidencing shares of
                     Common Stock (4)
10(a)       Stock Option and Appreciation Rights
                     Plan of 1987(4)
  (b)                Form of Long-Term Management Incentive
                     Stock Option Agreement (5)
  (c)                Form of 1991 Management Option Agreement (5)
  (d)                Consulting Agreement between Registrant and Ronald
                     W.Martignoni(6)
  (e)                Severance Benefits Agreement, as amended,
                     between Registrant and Lorraine E. Cannon (7)
  (f)       Form of 1994 Management Option Agreement (7)
  (g)                Non-Employee Director Stock Option Agreement
                     between Registrant and Fred E. Portner (8)
  (h)       Non-Employee Director Stock Option Agreement
                     between Registrant and Fred E. Portner (9)
  (i)       Non-Employee Director Stock Option Agreement
                     between Registrant and James D. Sink (9)
  (j)       Asset Purchase Agreement, dated December 16, 1996, as
                     amended, between West Coast Entertainment Corporation
                     and Registrant (10)
23          Consent of Miller and Co. (11)
27          Financial Data Schedule (11)

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