Form 10KSB40/A
period 1998-12-31
CHOICES ENTERTAINMENT CORP
filed 1999-07-15
CIK 822935

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB/A

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

                                              CHOICES ENTERTAINMENT CORPORATION

    Date: July 12, 1999                     By: /s/ James D. Sink
          -------------                    -----------------------------------
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