Form 10QSB
period 1999-03-31
CHOICES ENTERTAINMENT CORP
filed 1999-07-16
CIK 822935

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                    FORM 10-QSB

(Mark One)
[X]       Quarterly report under Section 13 or 15 (d) of the Securities
                                Exchange Act of 1934

                   For the quarterly period ended  March 31, 1999

[ ]       Transition report under Section 13 or  15 (d) of the Exchange Act

           For the transition period from  _____________ to _____________

                           Commission file number 0-17001

                         Choices Entertainment Corporation
--------------------------------------------------------------------------------
         (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                         52-1529536
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

      10770 Wiles Road  Coral Springs, Florida                    33076-2009
      ----------------------------------------                    ----------
      (Address of Principal Executive Offices)                    (Zip code)

                   Issuer's Telephone Number, Including Area Code
                                   (954) 752-4289
                                   --------------
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                            if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  [  ]     No[X]

State the number of shares outstanding of the issuer's Common Stock, as of June 15, 1999:
                                    22,004,395
Transitional Small Business Disclosure Format (check one):
                                 Yes [  ]    No [X]

                           PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

     Index to Financial Statements                          Page Number

Consolidated Condensed Balance Sheets at March 31, 1999
And March 31, 1998 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . 2

Consolidated Condensed Statements of Loss for the
Three Months Ended March 31, 1999 and 1998 (Unaudited) . . . . . . . . . . 3

Consolidated Condensed Statements of  Stockholders' Deficit for the
Three Months Ended March 31, 1999 (Unaudited). . . . . . . . . . . . . . . 4

Consolidated Condensed Statements of Cash flows for the
Three Months Ended March 31, 1999 and 1998 (Unaudited) . . . . . . . . . . 5

Notes to the Unaudited Consolidated Condensed Financial Statements . . . . 6

     Item 2.   Management Discussion and Analysis. . . . . . . . . . . . . 8

                            PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 9

     Item  6.  Exhibit Index . . . . . . . . . . . . . . . . . . . . . . E-1

                           Part I - FINANCIAL INFORMATION
Item 1.   Financial Statements

                         CHOICES ENTERTAINMENT CORPORATION
                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                             March 31, 1999      December 31,1998
                                                             --------------      ----------------
                                                               (Unaudited)          (Unaudited)
ASSETS
Current assets:
    Cash                                                      $      2,106         $      2,074
                                                              ------------         ------------
        Total current assets                                         2,106                2,074

Other assets                                                           146                  146
                                                              ------------         ------------
                                                              $      2,252         $      2,220
                                                              ============         ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                          $      6,851         $     11,851
    Accrued merger and acquisition expenses                            -0-               50,000
    Accrued professional fees                                       51,373               30,403
    Other accrued expenses                                           5,000                  -0-
                                                              ------------         ------------
        Total current liabilities                                   63,224               92,254
                                                              ------------         ------------
Long-term liabilities
    Notes payable - noncurrent                                      75,000                  -0-
    Other long-term liabilities                                        206                  -0-
                                                              ------------         ------------
        Total long-term liabilities                                 75,206                  -0-
Stockholders' deficit:
    Preferred stock, par value $.01 per share:
        Authorized 5,000 shares: 109 shares issued
        and outstanding in 1999 and 1998                                 1                    1
    Common stock, par value $.01 per share:
        Authorized 50,000,000 shares: issued and
        outstanding 22,004,395 shares in 1999 and 1998             220,044              220,044
    Additional paid-in-capital                                  21,236,035           21,236,035
    Accumulated deficit                                        (21,592,258)         (21,546,114)
                                                              ------------         ------------
        Total stockholders' deficit                               (136,178)             (90,034)
                                                              ------------         ------------
                                                              $      2,252         $      2,220
                                                              ============         ============

See accompanying notes to financial statements.

                         CHOICES ENTERTAINMENT CORPORATION
                     CONSOLIDATED CONDENSED STATEMENTS OF LOSS
                                    (Unaudited)

                                                    For the Three Months
                                                       Ended March 31,
                                                  -------------------------
                                                    1999             1998
                                                  --------         --------
Operating costs and expenses:

  Selling and administrative expenses             $  8,152         $ 36,178
  Professional and consulting expenses              37,786           30,661
  Depreciation and amortization                        -0-               81
                                                  --------         --------
                                                    45,938           66,920
                                                  --------         --------
Other expenses:
  Gain on settlement of lawsuit                        -0-           30,000
  Interest income (expense), net                      (206)             950
                                                  --------         --------
                                                      (306)          30,950
                                                  --------         --------

Loss from continuing operations                    (46,144)         (35,970)
                                                  --------         --------
Discontinued operations:
    Loss from discontinued operations
                                                  --------         --------

Net loss                                          $(46,144)        $(35,970)
                                                  ========         ========

Net loss per share of common stock:

  Basic loss per share:
     Continuing operations                        $    -0-         $    -0-
                                                  ========         ========
     Discontinued operations                      $    -0-         $    -0-
                                                  ========         ========
   Diluted loss per share:
     Continuing operations                        $    -0-         $    -0-
                                                  ========         ========
     Discontinued operations                      $    -0-         $    -0-
                                                  ========         ========

See accompanying notes to financial statements.

                         CHOICES ENTERTAINMENT CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                     For the Three Months Ended March 31, 1999
                                    (Unaudited)

                                     Preferred Stock          Common Stock            Additional
                                   ------------------   ------------------------        Paid-in        Accumulated
                                   Shares      Amount     Shares        Amount          Capital           Deficit          Total
                                   ------      ------   ----------      --------      -----------      -------------     ---------
Balance at December 31, 1998:        109         $1     22,004,395      $220,044      $21,236,035      $(21,546,114)     $ (90,034)

Net loss for the three months
 ended March 31, 1999:                                                                                      (46,144)       (46,144)
                                     ---         --     ----------      --------      -----------      ------------      ---------
                                     109         $1     22,004,395      $220,044      $21,236,035      $(21,592,258)     $(136,178)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------





                       [THIS SPACE INTENTIONALLY LEFT BLANK]





See accompanying notes to financial statements.

                         CHOICES ENTERTAINMENT CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                          For the Three Months
                                                             Ended March 31,
                                                       ----------------------------
                                                         1999                1998
                                                       --------            --------
Cash flows from operating activities:
Net loss                                               $(46,144)           $(35,970)
                                                       --------            --------
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                            -0-                  81
Change in assets and liabilities:
   Increase in accounts receivable                          -0-             (28,877)
Decrease in other assets
   Increase (decrease) in accounts payable               (5,000)            (23,381)
   Decrease in accrued merger and acquisition
    Expenses                                            (50,000)
   Decrease in accrued professional fees                 20,970             (78,528)
   Increase (decrease) in accrued salaries                  -0-              (2,859)
   Decrease in other accrued expenses                     5,000                (420)
                                                       --------            --------
Total adjustments                                       (29,030)           (133,985)
                                                       --------            --------
Net cash provided by (used in) operating activities     (75,174)           (169,955)
                                                       --------            --------
Cash flows from investing activities:
   Proceeds from sale of fixed asset                                            164
                                                       --------            --------
Net cash provided by (used in) investing activities                             164
                                                       --------            --------
Cash flows from financing activities:
   Proceeds from notes payable                           75,000
   Other long-term liabilities                              206
                                                       --------            --------
Net cash used in financing activities                    75,206
                                                       --------            --------
Net increase (decrease) in cash                              32            (169,791)
Cash at beginning of period                               2,074             197,117
                                                       --------            --------
Cash at end of period                                  $  2,106            $ 27,326
                                                       ========            ========
Supplementary disclosure of cash flow information:
   Cash paid during the year for interest              $    -0-            $    -0-
                                                       ========            ========

See accompanying notes to financial statements.

                         CHOICES ENTERTAINMENT CORPORATION
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Financial Statements

          Quarterly Financial Statements:

          The accompanying unaudited financial statements for the three-month period ended March 31, 1999 and 1998 have been prepared in accordance with the instructions for Form 10QSB and do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements.

          In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim period have been made. The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

Note 2.   Summary of Significant Accounting Policies

          Net Income (Loss) Per Common Share

               Primary income per share for the three-month periods ended March 31, 1999 and March 31, 1998 was computed by dividing the net income by the weighted average number of common shares outstanding during the periods.

               Fully diluted income per share for the three-month period ended March 31, 1999, was computed by dividing the net income by the weighted average number of common shares outstanding during the periods, as well as the number of common shares that would be outstanding as a results of the conversion of the Company's preferred stock.

                                                    For the Three Months
                                                       Ended March 31,
                                                  -------------------------
                                                     1999           1998
                                                  ----------     ----------
      Number of shares used in calculation
Basic                                             22,004,000     22,004,000
Diluted                                           26,364,395     26,364,395

          Cash and Cash Equivalents

               For cash flow purposes the Company considers all certificates of deposit and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          Revenue Recognition

          Revenue is recognized using the accrual method of accounting.

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

Note 5.   Long Term Notes Payable

               The Company has been dependent on borrowing for operating capital. The Company has borrowed $75,000 as of quarter ending March 31, 1999. The notes are for a two- (2) year term and accrued interest at 10% per annum compounded annually payable at maturity.

Note 6.   Borrowing, Related Party Transactions

               A current Company officer has loaned the Company $5,000 as of quarter ended March 31, 1999. The Company has repaid the amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               The following Management's discussion of certain significant factors that have affected the Company's financial condition changes in financial condition, and results of operations. The discussion also includes the Company's liquidity and capital resources at March 31, 1999 and later dated information, where practicable. The following discussion should be read in conjunction with the Financial Statements and notes included in this form 10-QSB.

               The Company generated no revenues during the three-months ended March 31, 1999 and 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes it business objective of merging or acquiring revenue producing assets from a nonaffiliated entity. The Company presently has no liquid financial resources to offer an acquisition candidate and must rely upon an exchange of its stock to complete a merger or acquisition. Between December 31, 1998 and March 31, 1999 the Company incurred a net loss of $46,144 resulting in a net working capital deficiency of approximately $60,000 as of March 31, 1999.

               The Company's viability for the foreseeable future is and will continue to be dependent upon its ability to find other business opportunity, to secure needed capital and to successfully resolve existing disputes. No assurance can be given that the Company will be successful in that regard. In the event the Company is not successful, it is unlikely that there would be any amounts available for distribution to the Company's stockholders.

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

               Current officers and Directors of the Company estimated that outstanding liabilities of the Company are approximately $138,000 and cash in the bank is approximately $2,000.

               This Quarterly Report on Form 10-QSB contains forward looking information with respect to, among other things, plans future events or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results or future events to differ materially from those expressed in any forward looking statements. These risks and uncertainties include, but are not limited to, the risk and uncertainties associated with adverse litigation, the ability to identify and conclude alternative business opportunities, and those risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. Where any forward looking statement includes a statement of the assumption or bases believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from actual result, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward looking statement, the Company expresses and expectation or belief as to plans or future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements.

               The Company is aware of the issues associated with Year 2000 ("Y2K") software compliance and the need to upgrade existing programming code in any computer system that it may use or purchase as the year 2000 approaches. The year 2000 issue relates to whether a computer system will properly recognize dates after 1999. If it cannot adequately process beyond the year 1999 and is not corrected, significant difficulties may be encountered in using the computer system. The Company currently uses computer time on a system that is available on an as needed basis provided for by an affiliate of the Company. It is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company if the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.


                            Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

               On February 9, 1999 a lawsuit was filed against the Company by a law firm seeking payment of professional fees of $353,799. The Company entered into a settlement agreement in the amount of $50,000 that was paid on March 31, 1999. Further on June 9, 1999 the Company entered into a settlement agreement with another law firm, which was seeking payment of $15,500 for professional fees. The Company subsequently settled the amount in dispute for $1,500 and payment was made on June 18, 1999.

                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Choices Entertainment Corporation
                                                  (Registrant)


Date:   July 16, 1999                   By:

                                             /s/ George D. Pursglove
                                             ----------------------------
                                             George D. Pursglove, Director and
                                             Interim Chief Financial Officer

                                 INDEX TO EXHIBITS

Exhibit
  No.    Description of Exhibit
-------  ----------------------
 3(a)    Certificate of Incorporation, as amended (1)
  (b)    Certificate of Designations of Series C Preferred Stock, as amended (2)
  (c)    By-Laws, as amended (3)
 4(a)    Form of Certificate Evidencing Shares of Common Stock (4)
  (b)    Form of 5% Promissory Note (5)
 10.99   Consulting Agreement between Registrant and Thomas Renna (7)
 27      Financial Data Schedule (7)

------------------------------------------------------------------------------

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

(4) Filed as an Exhibit to Registrant's Registration Statement on Form S-1, inclusive of Post-Effective Amendment No.1 thereto (File No. 33-198983) and incorporated herein by reference.

(5) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 and incorporated herein by reference.

(6) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(7)  Filed herewith.