Form 10QSB
period 1999-06-30
CHOICES ENTERTAINMENT CORP
filed 1999-07-20
CIK 822935

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

     [X]  Quarterly report under Section 13 or 15 (d) of the Securities Exchange
          Act of 1934

                    For the quarterly period ended June 30, 1999

     [ ]  Transition report under Section 13 or 15 (d) of the Exchange Act

     For the transition period from _____________ to _____________

                         Commission file number 0-17001

                        Choices Entertainment Corporation
 -----------------------------------------------------------------------------
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

                 Issuer's Telephone Number, Including Area Code
                                 (954) 752-4289
                                  ------------
 --------------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No[ ]

 State the number of shares outstanding of the issuer's Common Stock, as of June 15, 1999:

                                   22,004,395

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

         Item 1.           Financial Statements

Index to Financial Statements                                                         Page Number
-----------------------------                                                         -----------

Consolidated Condensed Balance Sheet at June 30, 1999
And December 31, 1998 (Unaudited)...............................................             1

Consolidated Condensed Statements of Loss for the
Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)...................             2

Consolidated Condensed Statements of  Stockholders' Deficit for the
Six Months Ended June 30, 1999 (Unaudited)......................................             3

Consolidated Condensed Statements of Cash flows for the
Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)...................             4

Notes to the Unaudited Consolidated Condensed Financial Statements..............             5

         Item 2.  Management Discussion and Analysis............................             7


                           Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings.............................................             8

         Item 6.  Exhibits Index................................................           E-1

                         Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                        CHOICES ENTERTAINMENT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                      June 30, 1999                December 31,1998
                                                                      -------------                ----------------
                                                                       (Unaudited)                   (Unaudited)
ASSETS
Current assets:
    Cash                                                               $      3,988                   $      2,074
                                                                       ------------                   ------------
        Total current assets                                                  3,988                          2,074

Other assets                                                                    146                            146
                                                                       ------------                   ------------
       Total assets                                                    $      4,134                   $      2,220
                                                                       ============                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                                   $      5,851                   $     11,851
    Accrued merger and acquisition expenses                                     -0-                         50,000
    Accrued professional fees                                                93,345                         30,403
                                                                       ------------                   ------------
        Total current liabilities                                            99,196                         92,254
                                                                       ------------                   ------------
Long-term liabilities
    Notes payable - noncurrent                                              125,000                            -0-
    Other long-term liabilities                                               3,163                            -0-
                                                                       ------------                   ------------
        Total long-term liabilities                                         128,163                            -0-
                                                                       ------------                   ------------
        Total liabilities                                                   227,359                         92,254
Stockholders' deficit:
    Preferred stock, par value $.01 per share:
        Authorized 5,000 shares: 109 shares issued
        and outstanding in 1999 and 1998                                          1                              1
    Common stock, par value $.01 per share:
        Authorized 50,000,000 shares: issued and
        outstanding 22,004,395 shares in 1999 and 1998                      220,044                        220,044
    Additional paid-in-capital                                           21,236,035                     21,236,035
    Accumulated deficit                                                 (21,679,305)                   (21,546,114)
                                                                       ------------                   ------------
        Total stockholders' deficit                                        (223,225)                       (90,034)
                                                                       ------------                   ------------
                                                                       $      4,134                   $      2,220
                                                                       ============                   ============

See accompanying notes to financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                    CONSOLIDATED CONDENSED STATEMENTS OF LOSS
                                   (Unaudited)


                                                For the Three Months                     For the Six Months
                                                   Ended June 30,                          Ended June 30,
                                             -------------------------              --------------------------
                                               1999            1998                1999                1998
                                             ---------       ---------          ----------          ----------
Operating costs and expenses:

  Selling and administrative expenses        $   7,977       $  23,153           $  16,129           $  59,331
  Professional and consulting expenses          76,112          18,740             113,899              49,401
  Depreciation and amortization                    -0-             403                 -0-                 484
                                             ---------       ---------           ---------           ---------
      Total operating costs and expenses        84,089         114,600             130,028             109,216
                                             ---------       ---------           ---------           ---------
Other expenses:
  Gain on settlement of lawsuit                     -0-         10,000                 -0-              40,000
  Interest income (expense), net                (2,958)             84             (3,163)               1,034
                                              --------       ---------           --------            ---------
      Total other expenses                      (2,958)         10,084             (3,163)              41,034
                                              --------       ---------           --------            ---------

Loss from continuing operations               $(87,047)        (32,212)          (133,191)             (68,182)
                                              --------       ---------           --------            ---------
Discontinued operations:
    Loss from discontinued operations
                                              --------       ---------           --------            ---------

Net loss                                       (87,047)      $ (32,212)          (133,191)             (68,182)
                                              ========       =========           ========            =========

Net loss per share of common stock:

  Basic loss  per share:
     Continuing operations                    $     -0-      $     -0-           $  (0.01)          $      -0-
                                              =========      =========           =========           =========
     Discontinued operations                  $     -0-      $     -0-           $     -0-           $     -0-
                                              =========      =========           =========           =========
   Diluted loss per share:
     Continuing operations                    $     -0-      $     -0-           $  (0.01)          $      -0-
                                              =========      =========           =========           =========
     Discontinued operations                  $     -0-      $     -0-           $    -0-           $      -0-
                                              =========      =========           =========           =========

See accompanying notes to financial statements.

                          CHOICES ENTERTAINMENT CORPORATION
                CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                       For the Three Months Ended June 30, 1999
                                      (Unaudited)


                                   Preferred Stock             Common Stock         Additional
                                 --------------------    -----------------------     Paid-in         Accumulated
                                  Shares     Amount        Shares      Amount        Capital           Deficit           Total
                                 --------  ----------    ----------   ----------   --------------    ------------     -----------
Balance at December 31, 1998:
                                   109         $1        22,004,395     $220,044      $21,236,035     $(21,546,114)    $ (90,034)
Net loss for the six months
    ended June 30, 1999:
                                                                                                          (133,191)     (133,191)
                                   ---         ---       ----------     --------      -----------     ------------     ---------
                                   109         $1        22,004,395     $220,044      $21,236,035     $(21,679,305)    $(223,225)
                                   ===         ===       ==========     ========      ===========     ============     =========

See accompanying notes to financial statements.



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                        CHOICES ENTERTAINMENT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           For the Six Months
                                                                             Ended June 30,
                                                                    -------------------------------
                                                                        1999                 1998
                                                                    ----------            ---------
Cash flows from operating activities:
Net loss                                                            $ (133,191)           $ (35,970)
                                                                    ----------            ---------
Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                          -0-                   81
Change in assets and liabilities:
  Increase in accounts receivable                                          -0-              (28,877)
Decrease in other assets
  Increase (decrease) in accounts payable                               (6,000)             (23,381)
  Decrease in accrued merger and acquisition
    Expenses                                                           (50,000)
  Decrease in accrued professional fees                                 62,942              (78,528)
  Increase (decrease) in accrued salaries                                  -0-               (2,859)
  Decrease in other accrued expenses                                       -0-                 (420)
                                                                    ----------           ----------
Total adjustments                                                        6,942             (133,985)
                                                                    ----------           ----------
Net cash provided by (used in) operating activities                   (126,249)            (169,955)
                                                                    ----------           ----------
Cash flows from investing activities:
   Proceeds from sale of fixed asset                                                            164
                                                                   -----------           ----------
Net cash provided by  (used in) investing activities                                            164
                                                                   -----------           ----------
Cash flows from financing activities:
    Proceeds from notes payable                                        125,000
    Other long-term liabilities                                          3,163
                                                                   -----------           ----------
Net cash used in financing activities                                  128,163
                                                                   -----------           ----------
Net increase  (decrease) in cash                                         1,914             (169,791)
Cash at beginning of period                                              2,074              197,117
                                                                   -----------           ----------
Cash at end of period                                              $     3,988           $   27,326
                                                                   ===========           ==========
Supplementary disclosure of cash flow information:
   Cash paid during the year for interest                          $       -0-           $      -0-
                                                                   ===========           ==========


See accompanying notes to financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.           Financial Statements

                  Quarterly Financial Statements:

                           The accompanying unaudited financial statements for
                  the three-month and six-month periods ended March 31, and June 30, 1999 and 1998 have been prepared in accordance with the instructions for Form 10QSB and do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements.

                           In the opinion of management, all adjustments,
                  consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim period have been made. The results of operations for the three-month and six-month periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

Note 2.           Summary of Significant Accounting Policies

                  Net Income (Loss) Per Common Share

                           Primary income per share for the three-month periods
                  ended June 30, 1999 and June 30, 1998 was computed by dividing the net income by the weighted average number of common shares outstanding during the periods.

                           Fully diluted income per share for the six-month
                  period ended June 30, 1999, was computed by dividing the net income by the weighted average number of common shares outstanding during the periods, as well as the number of common shares that would be outstanding as a results of the conversion of the Company's preferred stock.


                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                         ----------------------------------
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

Note 5.           Long Term Notes Payable

                           The Company has been dependent on borrowing for
                  operating capital. The Company has borrowed $125,000 as of quarter ending June 30, 1999. The notes are for a two- (2) year term and accrued interest at 10% per annum compounded annually payable at maturity.

Note 6.           Borrowing, Related Party Transactions

                           The Company has entered into a consulting agreement
                  (the "Consulting Agreement") with a director memorializing an agreement for the director to provide certain financial and analytical services to the Company in exchange for an accruing payment of $10,000 per month payable when, as and if the Company has cash not required for other important corporate purposes. The Consulting Agreement is effective as of June 1998 and expires by its terms December 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           The following Management's discussion of certain
                  significant factors that have affected the Company's financial condition changes in financial condition, and results of operations. The discussion also includes the Company's liquidity and capital resources at June 30, 1999 and later dated information, where practicable. The following discussion should be read in conjunction with the Financial Statements and notes included in this Form 10-QSB.

                           The Company generated no revenues during the
                  three-months ended June 30, 1999 and 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes it business objective of merging or acquiring revenue producing assets from a nonaffiliated entity. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition. Between December 31, 1998 and June 30, 1999 the Company incurred a net loss of $133,191 resulting in a net working capital deficiency of approximately $95,000 at June 30, 1999. The Company currently is relying on borrowing to provide the minimum cash resources necessary primarily to maintain the Company's public company status.

                           The Company's viability for the foreseeable future is
                  and will continue to be dependent upon its ability to find other business opportunity, to secure needed capital and to successfully conclude existing litigation. No assurance can be given that the Company will be successful in that regard. In the event the Company is not successful, it is unlikely that there would be any amounts available for distribution to the Company's stockholders.

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

                           Current officers and Directors of the Company
                  estimate that outstanding liabilities of the Company are approximately $227,000 and cash in the bank is approximately $2,000.

                           This Quarterly Report on Form 10-QSB contains forward
                  looking information with respect to, among other things, plans future events or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results or future events to differ materially from those expressed in any forward looking statements. These risks and uncertainties include, but are not limited to, the risk and uncertainties associated with adverse litigation, the ability to identify and conclude alternative business
                                       -7-
                  opportunities, and those risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. Where any forward looking statement includes a statement of the assumption or bases believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from actual result, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward looking statement, the Company expresses and expectation or belief as to plans or future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe". "expect" and "anticipate" and similar expressions identify forward-looking statements.

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


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                           The Company is not aware of any pending legal
                  proceedings to which the company is party or of which any of its property is the subject that has not been previously reported.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Choices Entertainment Corporation
                                             (Registrant)


Date:   July 19, 1999                   By:

                                        /s/ George D. Pursglove
                                        ---------------------------------
                                        George D. Pursglove, Director and
                                          Interim Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
  No.             Description of Exhibit
--------          --------------------------
 3(a)              Certificate of Incorporation, as amended (1)
  (b)              Certificate of Designations of Series C Preferred Stock, as amended (2)
  (c)              By-Laws, as amended (3)
 4(a)              Form of Certificate Evidencing Shares of Common Stock (4)
  (b)              Form of 5% Promissory Note (5)
10.99              Consulting Agreement between Registrant and Thomas Renna (7)
27                 Financial Data Schedule (8)

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

(6) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997

(7) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 and incorporated herein by reference.

(8)      Filed herewith.