Form 10QSB
period 1999-09-30
CHOICES ENTERTAINMENT CORP
filed 1999-10-15
CIK 822935

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)
        [X] Quarterly report under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 1999

      [ ] Transition report under Section 13 or 15 (d) of the Exchange Act

          For the transition period from _____________ to _____________

                        Commission file number 000-17001

                        Choices Entertainment Corporation
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                           52-1529536
   -------------------------------    ------------------------------------
   (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
    Incorporation or Organization)

              2455 East Sunrise Boulevard
                      Suite 313
              Ft. Lauderdale, Florida                       33304
   ---------------------------------------------        -----------
       (Address of Principal Executive Offices)           (Zip code)

                 Issuer's Telephone Number, Including Area Code
                                  954-396-3144
                                  ------------

-------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year, if
                           changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
               to such filing requirements for the past 90 days.
                                  Yes [X] No [ ]

                  State the number of shares outstanding of the issuer's Common Stock, as of June 15, 1999:

                                   22,004,395

           Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]


Index to Financial Statements                                                     Page Number
---------------------------------------------------------------------------------------------
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheet at September 30, 1999
And December 31, 1998 (Unaudited) ..............................................        1

Consolidated Condensed Statements of Loss for the
Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited) ............        2

Consolidated Condensed Statement of Stockholders' Deficit
for the Three Months Ended September 30, 1999 (Unaudited) ......................        3

Consolidated Condensed Statements of Cash Flows for the
Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited) ............        4

Notes to the Unaudited Consolidated Condensed Financial Statements .............        5

Note 1. Basis of Presentation and Significant Accounting Policies ..............        5

Note 2. Net Income (Loss) Per Common Share .....................................        5

Note 3. Liquidity ..............................................................        5

Note 4. West Coast Transaction and Discontinued Operations .....................        6

Item 2. Management Discussion and Analysis .....................................        6

Part II - OTHER INFORMATION

Item 1. Legal Proceedings ......................................................        7

Item 6. Exhibits and Reports on Form ...........................................        7


                      [THIS SPACE INTENTIONALLY LEFT BLANK]


                                       (i)

                         Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                        CHOICES ENTERTAINMENT CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                          September 30, 1999       December 31, 1998
                                                          ------------------       -----------------
ASSETS
Current assets:
    Cash                                                      $     54,991         $      2,074
                                                              ------------         ------------
        Total current assets                                        54,991                2,074

Other assets                                                           146                  146
                                                              ------------         ------------
       Total assets                                           $     55,137         $      2,220
                                                              ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                          $      6,201         $     11,851
    Accrued merger and acquisition expenses                            -0-               50,000
    Accrued professional fees                                      588,408               30,403
    Notes payable - current                                         55,000                  -0-
                                                              ------------         ------------
        Total current liabilities                                  649,609               92,254
                                                              ------------         ------------
Long-term liabilities
    Notes payable - noncurrent                                     125,000                  -0-
    Other long-term liabilities                                      6,289                  -0-
                                                              ------------         ------------
        Total long-term liabilities                                131,289                  -0-
                                                              ------------         ------------
        Total liabilities                                          780,898               92,254

Stockholders' deficit:
    Preferred stock, par value $.01 per share:
        Authorized 5,000 shares: 109 shares issued
        and outstanding in 1999 and 1998                                 1                    1
    Common stock, par value $.01 per share:
        Authorized 50,000,000 shares: issued and
        outstanding 22,004,395 shares in 1999 and 1998             220,044              220,044
    Additional paid-in-capital                                  21,236,035           21,236,035
    Accumulated deficit                                       (22,181,841)         (21,546,114)
                                                              ------------         ------------
        Total stockholders' deficit                              (725,761)             (90,034)
                                                              ------------         ------------
                                                              $     55,137         $      2,220
                                                              ============         ============


See accompanying notes to financial statements.

                        CHOICES ENTERTAINMENT CORPORATION
                    CONSOLIDATED CONDENSED STATEMENTS OF LOSS
                                   (Unaudited)


                                                     For the Three Months                 For the Nine Months
                                                      Ended September 30,                  Ended September 30,
                                                    ----------------------               ----------------------
                                                   1999                1998                1999           1998
                                                  -----                ----                ----           ----
Operating costs and expenses:

  Selling and administrative expenses             $     1,098      $    11,266      $    17,226      $  70,597
  Professional and consulting expenses                498,313           11,165          612,212         60,566
  Depreciation and amortization                           -0-              -0-              -0-            484
                                                  -----------      -----------      -----------      ---------
      Total operating costs and expenses              499,411           22,431          629,438        131,647
                                                  -----------      -----------      -----------      ---------
Other expenses:
  Loss (gain) on settlement of lawsuit                    -0-              -0-              -0-       (40,000)
  Interest expense (income), net                        3,125              -0-            6,289        (1,034)
                                                  -----------      -----------      -----------      ---------
      Total other expenses (income)                     3,125              -0-            6,289       (41,034)
                                                  -----------      -----------      -----------      ---------

Loss from continuing operations                     (502,536)         (22,431)        (635,727)       (90,613)
                                                  -----------      -----------      -----------      ---------
Discontinued operations - Note x
    Loss from discontinued operations
                                                  -----------      -----------      -----------      ---------

Net loss                                          $ (502,536)      $  (22,431)        (635,727)       (90,613)
                                                  ===========      ===========      ===========      =========

Net loss per share of common stock - Note x:

  Basic loss per share:
     Continuing operations                        $    (0.02)      $       -0-      $    (0.03)      $     -0-
                                                  ===========      ===========      ===========      =========
     Discontinued operations                      $       -0-      $       -0-      $       -0-      $     -0-
                                                  ===========      ===========      ===========      =========
   Diluted loss per share:
     Continuing operations                        $    (0.02)      $       -0-      $    (0.02)      $     -0-
                                                  ===========      ===========      ===========      =========
     Discontinued operations                      $       -0-      $       -0-      $       -0-      $     -0-
                                                  ===========      ===========      ===========      =========


See accompanying notes to financial statements.


                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                        CHOICES ENTERTAINMENT CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                  For the Three Months Ended September 30, 1999
                                   (Unaudited)


                                  Preferred Stock                Common Stock
                                --------------------          ------------------
                                 Shares      Amount         Shares        Amount
                                --------  ----------     ----------     ----------
Balance at December 31, 1998:        109          $1     22,004,395       $220,044

Net loss for the nine months
ended September 30, 1999:       --------  ----------     ----------     ----------
                                     109          $1     22,004,395       $220,044
                                ========  ==========     ==========     ==========


                                Additional
                                  Paid-in          Accumulated
                                  Capital            Deficit             Total
                                -----------       --------------     -------------
Balance at December 31, 1998:   $21,236,035        $(21,546,114)         $(90,034)

Net loss for the nine months
ended September 30, 1999:                              (635,727)         (635,727)
                                -----------        -------------        ----------
                                $21,236,035        $(22,181,841)        $(725,761)
                                ===========        =============        ==========



See accompanying notes to financial statements.


                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                        CHOICES ENTERTAINMENT CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   For the Nine Months
                                                                   Ended September 30,
                                                               --------------------------
                                                                     1999            1998
                                                               ----------       ---------
Cash flows from operating activities:
Net loss                                                       $(635,727)       $(90,613)
                                                               ----------       ---------
Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                     -0-             484
Change in assets and liabilities:
  Increase in accounts receivable                                     -0-           1,124
Decrease in other assets
  Increase (decrease) in accounts payable                         (5,650)        (21,642)
  Decrease in accrued merger and acquisition
    Expenses                                                     (50,000)
  Decrease in accrued professional fees                           558,005        (70,944)
  Increase (decrease) in accrued salaries                             -0-         (2,859)
  Decrease in other accrued expenses                                  -0-
                                                               ----------       ---------
Total adjustments                                                 502,355       (119,557)
                                                               ----------       ---------
Net cash provided by (used in) operating activities             (133,372)       (184,451)
                                                               ----------       ---------
Cash flows from financing activities:
    Proceeds from notes payable                                   180,000
    Other long-term liabilities                                     6,289
                                                               ----------       ---------
Net cash used in financing activities                             186,289
                                                               ----------       ---------
Net increase (decrease) in cash                                    52,917       (184,451)
Cash at beginning of period                                         2,074         197,117
                                                               ----------       ---------
Cash at end of period                                          $   54,991       $  12,666
                                                               ==========       =========

Supplementary disclosure of cash flow information:
   Cash paid during the year for interest                      $      -0-       $     -0-
                                                               ==========       =========


See accompanying notes to financial statements.


                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                        CHOICES ENTERTAINMENT CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1.           BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

                           The financial information included herein for the
                  three-month and nine-month periods ended September 30, 1999 and 1998 and as of September 30, 1999 is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information has been omitted; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods and such adjustments are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


Note 2.           NET INCOME (LOSS) PER COMMON SHARE:

                           Primary income per share for the three-month and
                  nine-month periods ended September 30, 1999 and 1998 was computed by dividing the net income by the weighted average number of common shares outstanding during the periods.

                           Fully diluted income per share for the three-month
                  and nine-month periods ended September 30, 1999 and 1998 was computed by dividing the net income by the weighted average number of common shares outstanding during the periods, as well as the number of common shares that would be outstanding as a results of the conversion of the Company's preferred stock.


                                                                        For the Nine Months
                                                                        Ended September 30,
                                                                      ----------------------
                                                                      1999                      1998
                                                          ----------------         -----------------
      Number of shares used in calculation:
Basic                                                           22,004,000                22,004,000
Diluted                                                         26,364,395                26,364,395



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

                           On or about August 30, 1999, the Company entered into
                  a binding letter of intent with Republic Hotel Investors, Inc. ("RHII") of Seattle, Washington to acquire its business. RHII is in the business of acquiring, developing, owning, operating, managing and disposing of hotel properties. RHII has been developing its business since at least 1995. RHII does not currently own or operate any hotel properties. The accounting impact of the acquisition transaction on the financial statements of the Company is considered by management to be immaterial.

                           The letter of intent provides that the Company will
                  acquire all of the rights, title and interest in and to RHII's assets consisting of books, documents, records, papers, human resources network (consisting of names, telephone numbers, contact and other information) business plan, goodwill, hotel acquisition and development agreements in various stages of negotiation, proprietary information, and other miscellaneous categories of business assets. The ultimate success of the Company in acquiring RHII and in successfully executing RHII's business strategy will depend on the Company's ability to and success in raising the amounts of money needed to pursue an acquisition strategy. No assurance can be given that the Company will be successful in raising the amounts of money required to be successful.

                           The Company's viability for the foreseeable future is
                  and will continue to be dependent upon its ability to find other business opportunities and to secure needed capital. No assurance can be given that the Company will be successful in that regard. In the event the Company is not successful, it is unlikely that there would be any amounts available for distribution to the Company's stockholders.


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

Note 5.           NOTES PAYABLE

                           The Company has been dependent on borrowing for
                  capital. The Company has borrowed $180,000 as of quarter ending September 30, 1999. $125,000 of the borrowings are in the form of two- (2) year notes and accrued interest at 10% per annum compounded annually payable at maturity in mid 2001. $55,000 of the borrowings are in the form of a 90 day note at 12% interest per annum compounded annually payable at maturity in late 1999.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           The following Management's discussion of certain
                  significant factors that have affected the Company's financial condition changes in financial condition, and results of operations. The discussion also includes the Company's liquidity and capital resources at September 30, 1999 and later dated information, where practicable. The following discussion should be read in conjunction with the Financial Statements and notes included in this form 10-QSB.

                           The Company generated no revenues during the
                  three-months ended September 30, 1999 and 1998. Management of the Company anticipates that the Company will not generate any significant revenues until the Company accomplishes it business objective of merging with a nonaffiliated entity or acquiring assets from the same. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its stock to complete such a merger or acquisition. Between December 31, 1998 and September 30, 1999 the Company incurred a net loss of $635,727 resulting in a net working capital deficiency of approximately $726,000 as of quarter-ending September 30, 1999.

                           The Company's viability for the foreseeable future is
                  and will continue to be dependent upon its ability to find other business opportunity and to secure needed capital. No assurance can be given that the Company will be successful in that regard. In the event the Company is not successful, it is unlikely that there would be any amounts available for distribution to the Company's stockholders.

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

                           The Company has been dependent on borrowing for
                  capital. The Company has borrowed $180,000 as of quarter ending September 30, 1999. Borrowings of $125,000 are in the form of two-year notes with accrued interest at 10% per annum compounded annually, payable at maturity in mid-2001. Borrowings of $55,000 are in the form of a 90-day note at 12% interest per annum compounded annually payable at maturity in late 1999. See Note 5 to Consolidated Financial Statements.

                           On or about August 30, 1999, the Company entered into
                  a binding letter of intent with Republic Hotel Investors, Inc. ("RHII") of Seattle, Washington to acquire its business. RHII is in the business of acquiring, developing, owning, operating, managing and disposing of hotel properties. RHII has been developing its business since at least 1995. RHII does not currently own or operate any hotel properties. The accounting impact of the acquisition transaction on the financial statements of the Company is considered by management to be immaterial. See Note 3 to Consolidated Financial Statements.

                           Current officers and Directors of the Company
                  estimated that outstanding liabilities of the Company are approximately $780,000 and cash in the bank is approximately $55,000.

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

                           The Company is aware of the issues associated with
                  Year 2000 software compliance and the need to upgrade existing programming code in any computer system that it may use or purchase as the year 2000 approaches. The year 2000 issue relates to whether computer systems will function correctly and will properly recognize dates after 1999. If they cannot adequately process beyond the year 1999 and are not corrected significant uncertainties exist. The Company currently uses computer time on a system that is available on an as needed basis provided for by an affiliate of the Company. It is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                           The Company is not aware of any pending legal
                  proceedings to which the company is party or of which any of its property is the subject that has not been previously reported.

Item 6.           Exhibits
                                INDEX TO EXHIBITS
Exhibit
  No.            Description of Exhibit
-------------------------------------------------------------------------------
3 (a)         Certificate of Incorporation, as amended (1)
  (b)         Certificate of Designations of Series C Preferred Stock, as
              amended (2)
  (c)         By-Laws, as amended (3)
4 (a)         Form of Certificate Evidencing Shares of Common Stock (4)
  (b)         Form of 5% Promissory Note (5)
10.99 (a)     Consulting Agreement between Registrant and Thomas Renna (7)
      (b)     Letter of Intent to Acquire Republic Hotel Investors, Inc. (8)
27            Financial Data Schedule (9)

-------------------------------------------------------------------------------

(1) Filed as an Exhibit to Registrant's Registration Statement on Form S-8 (File No. 33-87016) and incorporated herein by reference.
(2) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB, for the year ended December 31, 1996 and incorporated herein by reference.
(3) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.
(4) Filed as an Exhibit to Registrant's Registration Statement on Form S-1 inclusive of Post-Effective Amendment No. 1 thereto (File No.:
         33-198983) and incorporated herein by reference.
(5) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995 and incorporated herein by reference.
(6) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.
(7) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 and incorporated herein by reference.
(8) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.
(9)      Filed herewith.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CHOICES ENTERTAINMENT CORPORATION
                                                       (Registrant)

Date:   October 14, 1999                    By:     /s/ George D. Pursglove
                                            -----------------------------------
                                            George D. Pursglove, Director and
                                            Interim Chief Financial Officer