Form 10KSB40
period 1999-12-31
CHOICES ENTERTAINMENT CORP
filed 2000-05-12
CIK 822935

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                           --------------------------

                                  FORM 10-KSB

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 000-17001

                           --------------------------

                       CHOICES ENTERTAINMENT CORPORATION

                 (Name of small business issuer in its charter)

                          DELAWARE                                          52-1529536
              (State or other jurisdiction of                            (I.R.S. employer
               incorporation or organization)                           identification No.)

      121 VINE STREET, SUITE 1903 SEATTLE, WASHINGTON                       98121-1456
          (Address of principal executive offices)                          (Zip Code)

         Issuer's telephone number, including area code: (206) 443-6948

                           --------------------------

      Securities registered under Section 12(b) of the Exchange Act:  NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                (Title of class)

                           --------------------------

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    Issuer's revenues for the year ended December 31, 1999: $0

    Aggregate market value of the voting stock held by non-affiliates of the registrant based upon a price of $.32 per share, the closing price of the registrant's Common Stock at March 28, 2000: $7,447,794

    For purposes of this calculation, all directors and officers of the registrant have been considered affiliates.

    Number of outstanding shares of Common Stock at March 28, 2000:  29,274,355

    Transitional Small Business Disclosure Format (check one): Yes ____  No _X_

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

    This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Risks Relating to Our Business," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OUR BUSINESS

    The Board of Directors (the "Board") of Choices Entertainment Corporation (the "Company" or "We") adopted a proposal on January 17, 2000 to change the business of the Company to that of a technology holding company. We are acquiring, investing in, and incubating companies engaged in Internet, computing and other technologies in various stages of development.

WHAT WE HAVE DONE

    We have acquired securities issued by publicly traded Photochannel
Networks Inc. In January 2000, the Company subscribed to a private placement of CAN$2,300,000 principal amount of Convertible Subordinated Redeemable 0% Debentures maturing April 30, 2000 (the "Debentures") issued by PhotoChannel Networks Inc., a British Columbia corporation ("Photochannel"). The subscription agreement calls for advances to Photochannel in exchange for the issuance of Debentures as follows: CAN$350,000 by January 31, 2000; CAN$750,000 by
February 29, 2000; and CAN$1,200,000 by April 14, 2000. The Debentures are convertible into Photochannel common stock, no par value, ("Photochannel Stock") at the rate of 1 share of Photochannel Stock for each CAN$.50 in debenture principal amount. Also, the company was granted warrants pursuant to a vesting schedule to purchase additional shares of Photochannel Stock as follows: 140,000 warrants with an exercise price of CAN$.75; 300,000 warrants with an exercise price of CAN$1.00; and 480,000 warrants with an exercise price of CAN$1.25. Each warrant entitles the Company to purchase 1 share of Photochannel Stock at the exercise price, for cash. The warrants are presently fully vested and will expire June 30, 2000. As of the date of the filing of this report on Form 10KSB, the Company had completed its obligations under the subscription agreement. All of the securities acquired in this transaction as well as the securities into which the securities acquired are convertible or exercisable against are restricted securities ad must be held for the applicable holding period from the date of conversion or exercise, as the case may be. The applicable holding period in most cases will be 1 year.

    Photochannel is a late-stage development company engaged in E-commerce selling online photo-finishing services and digital and other cameras and photographic equipment. Photochannel's website may be viewed at WWW.PHOTOCHANNEL.COM.

    We have acquired securities of non-publicly traded Tridium Research, Inc. In March 2000, the Company paid $50,000 cash to acquire 250,000 shares of common stock of Tridium Research Inc., a Washington corporation ("Tridium") based in Kirkland, Washington. The 250,000 shares of common stock acquired represents approximately 5% of all Tridium common stock issued and outstanding. The Company has also obligated itself to provide an additional $200,000 to Tridium, upon terms and conditions to be determined.

    Tridium Research Inc. ("Tridium") is a development stage company that produces and sells a dual monitor video card featuring "dual direct draw" (on both screens) that plugs into the AGP (as opposed to the PCI) slot on a computer. The ability to run multiple monitors is particularly applicable to networked systems for businesses needing to display and provide user interface to multiple users. The cards also permit multiple monitor arrays of, for example, advertising displays, stock quoting systems, streaming video, and even wide-screen movies.

    One of the unique features of the Tridium video card is that it synchronizes the display of each monitor plugged into the card. This eliminates the constant periodic horizontal lines running down the computer screens as is experienced with existing dual monitor video cards.

    Tridium has a patent application pending with respect to the hardware and the software that it has developed.

    Additional products under development involve multiple screen environment applications and added software for value added systems. Users of Tridium's technology include large and small businesses, governmental agencies, medical companies, schools, power users, and the entertainment industry. More information about Tridium can be obtained from its website at WWW.DUALMONITOR.COM.

    We are organizing a wholly owned subsidiary to be called Softuse Corp. ("Softuse"). Softuse has obtained a domain name as Softuse.com. Still in the early stages of organization and development, SoftUse.com(SM) will be developed as an application service provider or "ASP". The new subsidiary has developed a demonstration website still under construction, and is in the process of establishing strategic alliances with other companies engaged in providing services to ASP's.

    In deciding to change the direction of the Company, we decided to terminate a letter of intent to acquire the business plan of Republic Hotel
Investors, Inc. (Republic"). The business plan called for the acquisition of a substantial hotel portfolio that would have resulted in turning the Company into a hotel properties holding company. On September 21, 1999, the Company announced entering into a letter of intent to acquire the business of privately held Republic Hotel Investors, Inc. of Seattle, Washington and Vancouver B.C. That letter of intent was intended to lead to an agreement which would have transferred to Choices all of Republic's assets in exchange for 144,789,382 shares of restricted Choices common stock. The details of the transaction are contained in a Form 8-K filed with the Securities and Exchange Commission on September 20, 1999.

    As a result of the termination of the letter of intent, Lorne Bradley has resigned as our Chairman and President. Also, we have issued 500,000 restricted shares of the Company's common stock to Republic or its nominee as a negotiated settlement with Mr. Bradley in connection with the termination of the letter of intent. The reasons the Board decided to terminate the Republic agreement included the then current state of the hotel financing market, the overbuilt and late stage status of the hotel industry and, most importantly, a lack of enthusiasm for financing the hotel business plan on the part of our existing shareholders.

    From June 1998 to September 1999, we focused on: (i) satisfying and compromising various claims and liabilities; (ii) defending and settling litigation, and paying professional fees, including substantial professional fees associated with such litigation; (iii) maintaining administrative functions (at present the Company has no employees); (iv) marshalling the books, documents and records of the Company and transferring them to the storage facilities in Coral Springs, Florida: (iv) retaining new independent public auditors to replace the Company's prior independent public auditors, who resigned;
(v) actively engaging in discussions with various persons for the acquisition of a new business or business opportunity for the Company; and, (vi) continuing the status of the Company as a reporting registrant under the Securities Exchange Act of 1934 and a publicly traded company.

OUR BUSINESS STRATEGY

    We intend to operate in four modalities: providing capital to public companies, providing capital to start-ups, acquiring operating companies, and incubating new businesses under the corporate umbrella.

    Our goal is to be the most profitable technology holding company in the group of publicly traded companies of similar business focus by successfully implementing our business plan and achieving our objectives.

    Our objectives are:

    - to maximize the rate of return on shareholders' equity and enhance shareholder value;

    - to earn a rate of return over and above our cost of capital of not less than 2 times our cost of capital, including capital provided by debt (if any), equity and funds generated from business operations;

    - to grow total assets to $50,000,000 by the end of the year 2000 and thereafter to increase our assets until we experience decreasing rates of return on investment capital;

    - to generate revenues sufficient to cover our general and administrative expenses and to service debt (if any).

    Our strategies include:

    - to acquire by purchase or merger interests in companies focusing on commercially viable technological advances;

    - to incubate some companies which we believe have exceptionally good prospects for future commercial success but may not generate positive economic results in the near term while in a development stage;

    - to maximize the value of the companies we hold, in whole or in part, (our "clients") by assisting them in building business operations and opportunities having the potential to be highly profitable and becoming leaders I their particular industry or sub-industry;

    - to discontinue, sell, spin-off, offer for merger or acquisition, or otherwise dispose of those interests or companies which have matured to the point where the rate of return based on profitability to be expected from continued ownership is equal to our below our cost of capital.

    Our tactics include:

    - presently to focus on Internet and computer related technologies, however, nothing in our business plan limits us from taking positions or starting companies in other technological areas such as telecommunications, bio-medical, micro-scanning and other high-technology fields or industries;

    - to acquire and build a highly skilled, experienced and talented team of company executives and support people and to maximize their productivity through technology;

    - to raise capital at a cost which approaches market rates for companies engaged in similar businesses;

    - to maintain at relatively low levels our holding company general and administrative expense;

    - to build and expand business relationships between and among the companies we own, in whole or in part, as well as other participants in their respective industries or sub-industries, such that mutually reciprocal business advantage can be achieved and such that we achieve synergy in the mix of our corporate holdings.

RISKS RELATING TO OUR BUSINESS

WE MAY NOT HAVE OPERATING INCOME OR NET INCOME IN THE FUTURE.

    During the fiscal year ended December 31, 1999, we had an operating loss of approximately $840,789 and net income of approximately $(840,789). We may not have operating income or net income in the future. If we continue to operate at a loss, we may not have enough money to maintain or grow our business.

OUR OPERATING HISTORY UNDER THE NEW BUSINESS PLAN IS LIMITED.

    We have limited operating history. Our success cannot be guaranteed or accurately predicted. There can be no assurance that we will be able to acquire, incubate, own or operate Internet and other technologies profitably. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a new company or line of business in a highly competitive market and industry.

    There is no assurance that we will be able to operate and manage our technology business on a profitable basis or that cash flow from operations will be sufficient to pay our operating costs. We anticipate the need to raise additional capital to finance our initial operations. We will seek, if necessary, additional financing through debt or equity financing. We cannot assure that additional financing, if needed, will be available to us, or that, if available, the financing will be on terms acceptable to the Company. There is no assurance that the our estimate of our reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds. In the event that we cannot raise needed capital, it will have a material adverse effect on the Company.

    We expect to incur significant operating losses and to generate negative cash flow from operating activities during the next several years. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operating activities in the future or that it will generate sufficient cash flow to service any debt requirements.

WE MAY HAVE PROBLEMS RAISING MONEY WE NEED IN THE FUTURE.

    In recent years, we have financed our operating losses in part with loans from shareholders and private placements of the Company's securities. This funding source may not be sufficient in the future, and we may need to obtain funding from outside sources. However, we may not be able to obtain funding from outside sources. In addition, even if we find outside funding sources, we may be required to issue securities to them with greater rights than those currently possessed by holders of shares of the Company's common and preferred stock. We may also be required to take other actions that may lessen the value of the Company's common and preferred stock, including borrowing money on terms that are not favorable to us.

OUR GROWTH PLACES STRAINS ON OUR MANAGERIAL, OPERATIONAL AND FINANCIAL
  RESOURCES.

    Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. Further, as the number of our subsidiaries, client companies, and other business partners grows, we will be required to manage multiple relationships with various strategic partners and other third parties. Further growth of our business will increase the strain on our managerial, operational and financial resources, which in turn will limit our ability to successfully implement our business plan. In addition, our success is dependent on our ability to attract, train, retain and motivate highly skilled people, especially for our management team. Our success also depends on our ability to attract, train, retain, and motivate other highly qualified technical and managerial personnel. Competition for people such as these is intense. In addition, our future success will depend on our ability to build a support organization commensurate with the growth of our business and the Internet. Currently, the Company only has two unpaid executive officers and no employees.

WE MAY INCUR SIGNIFICANT COSTS TO AVOID INVESTMENT COMPANY STATUS AND MAY SUFFER
  OTHER ADVERSE CONSEQUENCES IF DEEMED TO BE AN INVESTMENT COMPANY.

    We may incur significant costs to avoid investment company status and may suffer other adverse consequences if we are deemed to be an investment company under the Investment Company Act of 1940. We have made some equity investments in other businesses that may constitute investment securities under the 1940 Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the 1940 Act unless a particular exclusion or Securities and Exchange Commission safe harbor applies. If we were to be deemed an investment company, we would become subject to the requirements of the 1940 Act. As a consequence, we would be prohibited from engaging in business or issuing our securities as we have in the past and we might be subject to civil and criminal penalties for noncompliance. In the future, contracts we enter into might be voidable, and a court-appointed receiver could take control of the Company and liquidate its business.

    Our investment securities currently comprise more than 40% of our assets in this interim start-up and organizational phase of our business. Unless an exclusion or safe harbor is available, we will have to attempt to reduce our investment securities as a percentage of our total assets. This reduction can be accomplished in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. Our current business plan includes an emphasis on the latter method and we believe that during any relevant time period, we will not ultimately be deemed to be an investment company. If we are wrong, we will be required to sell investment securities sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses upon acceptable terms.

WE DEPEND ON CERTAIN IMPORTANT EXECUTIVE OFFICERS, AND THE LOSS OF ANY OF THEM
  MAY HARM OUR BUSINESS.

    Our performance is substantially dependent on the performance of our executive officers and, in particular, Tracy M. Shier, our President and Chief Executive Officer. His familiarity with the Internet industry and technology in general, investment methods and structures, financial markets, business organization, especially in a start-up phase, law, and other matters makes him especially important at this time to our success. The loss of the services of any of our executive officers or future key employees may harm our business.

OUR STRATEGY OF EXPANDING OUR BUSINESS THROUGH ACQUISITIONS OF OTHER BUSINESSES
  AND TECHNOLOGIES PRESENTS SPECIAL RISKS.

    We intend to continue to expand our business through the acquisition of businesses, technologies, products and services from other businesses. Acquisitions involve a number of special problems, including, depending on the nature and structure of the acquisition, and not necessarily in the order of importance: difficulty integrating acquired technologies, operations, and people with the existing business; diversion of management attention in connection with both negotiating the acquisitions and integrating the acquired assets; potential issuance of securities in connection with the acquisition that may lessen the rights of holders of our currently outstanding securities; the need to incur additional debt; strain on managerial and operational resources as management tries to oversee the larger operations; the requirement to record additional amortization of good will and other intangible assets that could be significant; and, exposure to unforeseen liabilities of acquired companies.

    We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree on our ability to successfully manage growth and integrate acquisitions. In addition, some of our investments are in early-stage companies with limited operating histories and limited or no revenues. We may not be able to successfully develop these young companies.

IF THE UNITED STATES OR OTHER GOVERNMENTS REGULATE THE INTERNET MORE CLOSELY,
  OUR BUSINESS MAY BE HARMED.

    Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as privacy, pricing and content. The enactment of any additional laws or regulations may impede the growth of the Internet and our Internet-related business and could place additional financial burdens on us.

WE MUST BE ABLE TO RESPOND TO THE RAPID CHANGES IN TECHNOLOGY AND DISTRIBUTION
  CHANNELS RELATED TO THE INTERNET.

    Our success will depend on our ability to adapt to a rapidly evolving marketplace. We may not be able to adequately adapt our products and services or acquire new products and services that can compete successfully. In addition, we may not be able to establish and maintain effective distribution channels.

WE ARE SUBJECT TO INTENSE COMPETITION.

    The market for Internet products and services is highly competitive. Moreover, the market for Internet products and services lacks significant barriers to entry, enabling new businesses to enter this market relatively easily. Competition in the market for Internet products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our products and services. In addition, many of our current and potential competitors have greater financial, technical, operational and marketing resources. We may not be able to compete successfully against these competitors. Competitive pressures may also force prices for Internet goods and services down and may reduce our revenues.

OUR STRATEGY OF SELLING ASSETS OF, OR INVESTMENTS IN, THE COMPANIES THAT WE
  ACQUIRE AND DEVELOP PRESENTS RISKS.

    A significant element of our business plan involves selling, in public or private offerings, the companies, or portions of the companies, that we have acquired and developed. Market and other conditions largely beyond our control affect: our ability to engage in such sales; the timing of such sales; and the amount of proceeds from such sales.

    As a result, we may not be able to sell some of these assets. In addition, even if we are able to sell, we may not be able to sell at favorable prices. If we are unable to sell these assets at favorable prices, our business will be harmed.

THE VALUE OF OUR BUSINESS MAY FLUCTUATE BECAUSE THE VALUE OF SOME OF OUR ASSETS
  FLUCTUATES.

    A portion of our assets includes the equity securities of both publicly traded and non-publicly traded companies. In particular, we own or have the right to own a significant number of shares of common stock of Photochannel Networks Inc., which is a publicly traded company. The market price and valuations of the securities that we hold in this and other companies may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of the securities that we hold in other companies may result in fluctuations of the market price of our common stock and may reduce the amount of working capital available to us.

OUR QUARTERLY RESULTS MAY FLUCTUATE WIDELY.

    Our operating results have fluctuated widely on a quarterly basis during the last several years, and we expect to experience significant fluctuation in future quarterly operating results. Many factors, some of which are beyond our control, have contributed to these quarterly fluctuations in the past and may continue to do so. These factors include: payment of costs associated with our acquisitions, timing and sales of assets; specific economic conditions in the industries in which we do business; and general economic conditions.

    The emerging nature of the commercial uses of the Internet makes predictions concerning our future revenues difficult. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as indicative of our future performance. It is also possible that in some future fiscal quarters, our operating results will be below the expectations of securities analysts and investors. In such circumstances, the price of our common stock may decline.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

    The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations that have particularly impacted the market prices of equity securities of many companies engaged in Internet-related businesses. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may adversely affect the market price of our common stock.

OWNERSHIP OF OUR COMPANY IS CONCENTRATED.

    Our officers, directors and 5% or greater shareholders beneficially owned approximately 45% of our voting stock on a fully diluted basis as of March 30, 2000. As a result, this group possesses significant influence over the Company on matters including the election of directors. The concentration of ownership may: delay or prevent a change in control; impede a merger, consolidation, takeover or other business involving the Company; or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

THE SUCCESS OF OUR CROSS-BORDER OPERATIONS IS SUBJECT TO SPECIAL RISKS AND
  COSTS.

    We intend to continue to make investments in and acquire businesses, technologies and operations outside of the United States. This international activity requires significant management attention and financial resources. Our ability to expand internationally will be limited by the general acceptance of the Internet and intranets in other countries. Accordingly, we expect to commit substantial time and development resources to selected international markets.

    We expect that the financial results of our international activities will be denominated in United States dollars. As a result, an increase in the value of the United States dollar relative to other currencies may make the financial results of our international activities result in gains or losses on foreign currency translations.

GENERAL DESCRIPTION--HISTORY

    On June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation ("West Coast"). Prior to the sale to West Coast (the "West Coast Transaction"), the Company operated a chain of retail video home entertainment stores, principally under the trade name CHOICES-Registered Trademark- MOVIES AND GAMES, which rented and sold videocassette tapes, video games and other video home entertainment products. The Company's home entertainment stores were located in Delaware, New Jersey and Pennsylvania.

    The Company was incorporated in Maryland in July 1985, under the name PPV Enterprises, Inc., and was reincorporated in Delaware under the name DataVend, Inc. in August 1987. In March 1990, the Company changed its name to "Choices Entertainment Corporation."

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company's temporary executive offices are located at 121 Vine Street, Suite 1903, Seattle, Washington 98121-1456; its telephone number is
(206) 443-6948. The executive offices are provided rent-free by Tracy M. Shier, President and Chief Executive Officer of the Company and Interim Chief Financial Officer.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a defendant to the lawsuit Dion Signs & Service, Inc. vs. Choices Entertainment Corporation, Civil Action No. 91-6871. The case is now pending in the Providence County Superior Court, Providence, Rhode Island. Dion Signs & Service, Inc. alleges that it is owed approximately $33,000 plus interest, costs and reasonable attorney's fees for the failure by Choices Entertainment Corporation to pay for signage that was erected at various locations pursuant to a contract. The Company is advised that pre-judgment interest on the claim accrues from the date the cause of action arose and that the amount of pre-judgment interest could approximate the amount of the claim, or approximately $33,000. The Company is further advised that the case has not been set for trial, there has been very little discovery, and that it is not possible to determine the likelihood of the outcome of this case at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is currently traded in the over-the-counter market on the Bulletin Board ("OTC-Bulletin Board") under the symbol CECS. The following table sets forth the high and low inside bid prices as reported by the Bulletin Board.

                                                                    COMMON
                                                                     STOCK
                                                                    (CESC)
                                                              -------------------
1998                                                            HIGH       LOW
----                                                          --------   --------
First quarter...............................................     .04        .02
Second quarter..............................................     .02        .02
Third quarter...............................................     .02        .02
Fourth quarter..............................................     .01       .002

1999
------------------------------------------------------------
First quarter...............................................     .01       .006
Second quarter..............................................     .03       .006
Third quarter...............................................    .155        .01
Fourth quarter..............................................     .10       .045

    On April 15, 2000, the closing price for the Company's common stock was $.19 as reported by the OTC-Bulletin Board.

    The quotations set forth above reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

    HOLDERS. As of March 30, 2000, approximately 533 holders of record held the outstanding shares of the Company's common stock and 33 holders of record held the outstanding shares of the Company's preferred stock.

    DIVIDENDS. The Company has not declared or paid any dividends on its common stock since its inception. The Board of Directors does not contemplate the payment of dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition, changes in financial condition and results of operations. It also includes a discussion of the Company's liquidity and capital resources at December 31, 1999, and later dated information, where practicable. This discussion should be read together with the Company's Financial Statements and the Notes thereto beginning on page F-1.

    This schedule contains summary unaudited financial information taken from the financial statements of Choices Entertainment Corporation and is qualified in its entirety by reference to such financial statements.

                                   1999          1998          1997          1996          1995
                                -----------   -----------   -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
Net Sales.....................  $        --   $        --   $        --   $        --   $ 4,760,684
Cost of Sales.................           --            --            --            --     3,323,740
                                -----------   -----------   -----------   -----------   -----------
Gross Profit..................           --            --            --            --     1,436,944
Operating Expenses............      825,816       117,736       716,369       655,059     3,947,208
                                -----------   -----------   -----------   -----------   -----------
Income (Loss) From
  Operations..................      825,816      (117,736)     (716,369)     (655,059)   (2,510,264)
Other Income (Expense)........      (14,973)      353,307       (37,081)      (51,830)      370,937
                                -----------   -----------   -----------   -----------   -----------
Income (Loss) from Continuing
  Operations..................  $  (840,789)  $   235,571   $  (753,450)  $  (706,889)  $(2,139,327)
                                ===========   ===========   ===========   ===========   ===========
PER SHARE DATA:
Continuing Operations.........  $      (.03)  $       .01   $      (.03)  $      (.03)  $      (.10)
                                ===========   ===========   ===========   ===========   ===========
Weighted Average Shares
  Outstanding (Basic).........   24,489,327    22,004,000    22,004,000    22,004,000    21,652,000
                                ===========   ===========   ===========   ===========   ===========
BALANCE SHEETS:
Total Assets..................       20,113         2,220       201,996     1,179,859     1,556,910
Total Liabilities.............      625,936        92,254       524,939     2,506,406     2,250,777
                                -----------   -----------   -----------   -----------   -----------
Stockholders' Equity..........     (605,823)      (90,034)     (322,943)   (1,326,547)     (693,867)
                                ===========   ===========   ===========   ===========   ===========

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    On June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation ("West Coast"). Notwithstanding the sale of its operating business, the Company's financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accounting affect of the sale of substantially all of the Company's assets and business to West Coast (the "West Coast Transaction") was a net loss of $2,663 for the year ended December 31, 1998, before extraordinary income of $303,799 relating to the affects of the West Coast Transaction. There was no material accounting effect on the financial statements of the Company due to the West Coast Transaction for the period ended December 31, 1999. As of December 31, 1999, the Company had a net working capital deficiency of approximately $531,442. As of April 20, 2000, the Company had approximate cash balances of $64,205 (unaudited).

    From June 1998 to August 1999, current directors of the Company have:
(i) satisfied and compromised various claims and liabilities; (ii) defended and settled litigation, and paid professional fees, including substantial professional fees associated with such litigation; (iii) maintained administrative functions (at present the Company has no employs);
(iv) marshaled the books, documents and records of the Company and transferred them to the Company's offices in Coral Springs, Florida: (iv) retained new independent public auditors to replace the Company's prior independent public auditors, who resigned; (v) actively engaged in discussions with various persons for the acquisition of a new business or business opportunity for the Company; and, (vi) attempted to continue the status of the Company as a reporting registrant under the Securities Exchange Act of 1934 and a publicly traded company.

    The primary source of funds for the year ended December 31, 1999 was shareholder loans. The Company borrowed $300,000 at interest rates of 10% and 12%. The Company had no revenues.

    In February 2000, the Company closed a self-offered private offering of 390 of the Company's Series C Preferred Stock in the aggregate offering amount of $780,000. Offering expenses were less than $3,000. Each share of the Preferred Stock is convertible into 40,000 shares of the Company's common stock, par value $.01, the ("Common Stock") and carries the voting rights of the underlying Common Stock. The proceeds from this offering were used to retire all notes payable, to pay down the obligations of the Company to officers and directors of the Company, to pay down accounts payable to an immaterial amount, and to acquire minority interests in two companies.

    In the event the Company is not successful in securing needed capital in the near term, as to which no assurance can be given, the Company does not believe that there will be any amounts available for distribution to the Company's stockholders.

CAPITAL EXPENDITURES

    The Company's capital expenditures were $0 during the year ended December 31, 1999.

MATERIAL CHANGES IN FINANCIAL CONDITION

    The following material changes in financial condition reflect changes occurring during the period from December 31, 1998 through December 31, 1999.

AS OF DECEMBER 31, 1999 AND 1998:

Assets:

    Total assets increased by approximately $17,893 between December 31, 1998 and December 31, 1999, as the result of an increase in borrowing by the Company.

Liabilities:

    Total liabilities increased by approximately $533,682 between December 31, 1998 and December 31, 1999, primarily due to the recognition by the Board of Directors of the Company of certain obligations to existing and former officers and directors to compensate them for services rendered to the Company and due to increased borrowing.

Stockholders' Deficit:

    Between December 31, 1999 and December 31, 1998, the increase in stockholders' deficit was due to net loss of approximately $840,789 for the year ended December 31, 1999. Included in net loss was the cash and non-cash payment to existing and former officers of the Company of certain obligations owing to them.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

    The following material changes in results of operations occurred during the two-year period from January 1, 1998 through December 31, 1999.

CONTINUING OPERATIONS:

    Losses from continuing operations were approximately $840,789 during 1999, compared to income of approximately $235,571 during 1998. The decrease of approximately $1,076,360 primarily related to an increase in the recognized expenses of the Company, increased business activity at the Company and the fact that the results for 1998 included the accounting affects of the West Coast Transaction.

DISCONTINUED OPERATIONS:

    There was a loss from discontinued operations of approximately $0 and $2,663 for the periods ending December 31, 1999 and December 31, 1998 respectively.

NET LOSS:

    As a result of the foregoing, the Company had a net loss of approximately $840,789 during 1999, which included no extraordinary income compared to net income of approximately $232,908 in 1998, which included net income due to the West Coast Transaction of approximately $235,571.

ITEM 7.  FINANCIAL STATEMENTS

    The Company's Financial Statements and Notes thereto are filed together with this report starting at Page F-1. The Financial Statements and Notes for the period ending December 31, 1999 are audited by Miller and Co. LLP and are included herein based on their auditor's report dated April 28, 2000, except for Note J, for which the date is May 3, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    The information called for by Items 9 - 12 of Form 10KSB are contained in the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2000 Annual Meeting of Stockholders and is hereby incorporated by reference to the Definitive Proxy Statement, as filed.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

    (a) Exhibits: The exhibits are listed in the Index to Exhibits appearing on Page E-1.

    (b) Reports on Form 8-K: During the quarter ended December 31, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10KSB for the period ending December 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CHOICES ENTERTAINMENT CORPORATION

Date: May 12, 2000                                     By:              /s/ TRACY M. SHIER
    --------------------------                              -----------------------------------------
                                                                          Tracy M. Shier
                                                                     CHIEF EXECUTIVE OFFICER

Date: May 12, 2000                                     By:              /s/ TRACY M. SHIER
    --------------------------                              -----------------------------------------
                                                                          Tracy M. Shier
                                                                 INTERIM CHIEF FINANCIAL OFFICER

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  /s/ JAMES D. SINK                     May 12, 2000
    --------------------------------------------
                    James D. Sink
                      Director

                 /s/ TRACY M. SHIER                     May 12, 2000
    --------------------------------------------
                   Tracy M. Shier
                      Director

                  /s/ THOMAS RENNA                      May 12, 2000
    --------------------------------------------
                    Thomas Renna
                      Director

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent auditors' report................................    F-2

Balance Sheets..............................................    F-3

Statements of Income........................................    F-4

Statements of accumulated deficit...........................    F-5

Statements of cash flows....................................    F-6

Notes to financial statements...............................    F-7

                                  [LETTERHEAD]
                          INDEPENDENT AUDITORS' REPORT

To the shareholders
Choices Entertainment Corporation
Seattle, Washington

    We have audited the accompanying balance sheet of Choices Entertainment Corporation as of December 31, 1999, and the related statements of income and accumulated deficit, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Choices Entertainment Corporation, as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company suffered recurring losses from operations and had a working capital deficiency at December 31, 1999. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Miller and Co. LLP
                                          Certified Public Accountants

Santa Monica, California
April 28, 2000 except for Note J, for which the date is May 3, 2000

                       CHOICES ENTERTAINMENT CORPORATION

                                 BALANCE SHEETS

                               DECEMBER 31, 1999

                           ASSETS

CURRENT ASSETS
Cash........................................................  $     19,494
Accounts receivable.........................................            --
                                                              ------------

TOTAL CURRENT ASSETS........................................        19,494

OTHER ASSETS
Other assets................................................           619
                                                              ------------

TOTAL ASSETS................................................  $     20,113
                                                              ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses.......................  $    375,936
Accrued merger and acquisition expenses.....................            --
Notes payable--current......................................       175,000
                                                              ------------

TOTAL CURRENT LIABILITIES...................................       550,936
                                                              ------------

LONG-TERM LIABILITIES
Notes payable--noncurrent...................................        75,000
                                                              ------------

TOTAL LONG-TERM LIABILITIES.................................        75,000
                                                              ------------

TOTAL LIABILITIES...........................................       625,936
                                                              ------------

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share, authorized 5,000
  shares, 109.1 shares issued and outstanding in 1999.......             1
Common stock, par value $0.01 per share, authorized
  50,000,000 shares, issued and outstanding 28,504,395
  shares in 1999............................................       285,044
Additional paid-in capital..................................    21,496,035
Accumulated deficit.........................................   (22,386,903)
                                                              ------------

TOTAL SHAREHOLDERS' EQUITY..................................      (605,823)
                                                              ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $     20,113
                                                              ============

                       CHOICES ENTERTAINMENT CORPORATION

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                1999         1998
                                                              ---------   -----------
                                                                          (UNAUDITED)
EXPENSES:
Selling, general and administrative.........................  $  29,985     $ 65,587
Professional and consulting.................................    770,831       51,181
Acquisition termination.....................................     25,000           --
Depreciation and amortization...............................         --          968

TOTAL EXPENSES..............................................    825,816      117,736

OTHER INCOME AND EXPENSES:
Interest expense............................................     14,973           --
Interest income.............................................         --        1,035
Other income................................................         --       48,473
Reduction of accrued legal fees.............................         --      303,799

TOTAL OTHER INCOME AND EXPENSES.............................    (14,973)     353,307

INCOME (LOSS) FROM CONTINUING OPERATIONS....................   (840,789)     235,571

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations..................         --       (2,663)

INCOME (LOSS) FROM DISCOUNTINUED OPERATIONS.................         --       (2,663)

NET INCOME (LOSS)...........................................  $(840,789)    $232,908
                                                              =========     ========

NET INCOME (LOSS) PER SHARE OF COMMON STOCK BASIC INCOME
  (LOSS) PER SHARE:

CONTINUING OPERATIONS.......................................  $   (0.03)    $   0.01

DISCONTINUED OPERATIONS.....................................  $      --     $     --

NET INCOME (LOSS)...........................................  $   (0.03)    $   0.01

DILUTED INCOME (LOSS) PER SHARE:

CONTINUING OPERATIONS.......................................  $   (0.03)    $   0.01

DISCONTINUED OPERATIONS.....................................  $      --     $     --

NET INCOME (LOSS)...........................................  $   (0.03)    $   0.01

                       CHOICES ENTERTAINMENT CORPORATION
                       STATEMENTS OF ACCUMULATED DEFICIT
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                 PREFERRED                              ADDITIONAL
                                   STOCK     COMMON STOCK                 PAID-IN     ACCUMULATED
                                  SHARES        SHARES        AMOUNT      CAPTIAL       DEFICIT        TOTAL
                                 ---------   -------------   --------   -----------   ------------   ---------
Balance at December 31,
  1997........................     109.1      22,004,395     $220,044   $21,236,035   $(21,779,022)   (322,943)

Net income for the year ended
  December 31, 1998...........        --              --           --            --        232,908     232,908

Balance at December 31,
  1998........................     109.1      22,004,395      220,044    21,236,035    (21,546,114)    (90,035)

Issuance of common stock in
  exchange for services.......                 6,000,000       60,000       240,000             --     300,000

Issuance of common stock in
  exchange for acquisition
  termination settlement......        --         500,000        5,000        20,000             --      25,000

Net income for the year ended
  December 31, 1999...........        --              --           --            --       (716,451)   (716,451)

Balance at December 31,
  1999........................     109.1      28,504,395     $285,044   $21,496,035   $(22,386,903)  $(605,823)
                                   =====      ==========     ========   ===========   ============   =========

                       CHOICES ENTERTAINMENT CORPORATION
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                1999        1998
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................  $(840,789)  $232,908
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization...............................         --        968
Loss on retirement of assets................................         --      2,663
Issuance of stock in exchange for services..................    325,000         --
Change in assets and liabilities:
Change in accounts receivable...............................         --      1,123
Change in other assets......................................       (473)       (21)
Change in accounts payable..................................   (122,605)   (21,253)
Change in accrued merger and acquisition expenses...........    (50,000)  (303,799)
Change in accrued professional fees.........................    (30,403)   (99,355)
Change in accrued salaries..................................         --     (2,859)
Change in other accrued expenses............................    241,480     (5,418)
                                                              ---------   --------

TOTAL ADJUSTMENTS...........................................    608,209   (427,951)
                                                              ---------   --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........   (232,580)  (195,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable.................................  $ 300,000   $     --
Repayment of notes payable..................................    (50,000)        --
                                                              ---------   --------

NET CASH PROVIDED BY FINANCING ACTIVITIES...................    250,000         --
                                                              ---------   --------

NET INCREASE (DECREASE) IN CASH.............................     17,420   (195,043)

CASH AT BEGINNING OF YEAR...................................      2,074    197,117

CASH AT END OF YEAR.........................................  $  19,494   $  2,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest......................  $   3,800   $     --

                       CHOICES ENTERTAINMENT CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE A--SUMMARY OF ACCOUNTING POLICIES

    BUSINESS ACTIVITY

    The Company was incorporated under the laws of the State of Maryland on July 11, 1985, as "PPV Enterprises, Inc." On August 18, 1987, the Company changed its name to "DataVend, Inc." and reincorporated under the laws of the State of Delaware. On March 14, 1990, the Company changed its name to Choices Entertainment Corporation. On June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation. On
August 30, 1999 the Company entered into an agreement the effect of which would have been to change the company to a hotel properties holding and operating company. On January 16, 2000 the Company's Board of Directors adopted a plan to change the business of the Company to that of a technology holding company and terminated the plan to become a hotel company effective as of December 30, 1999.

    ACCOUNTING ESTIMATES

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

NOTE B--LIQUIDITY

    On June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation (the "West Coast Transaction"). Notwithstanding the sale of its operating business, the Company's financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has net losses aggregating $22,386,903 and a working capital deficit of approximately $531,442 for the year ended December 31, 1999. Although the Company posted net losses in each year since its existence, after the sale of substantially all of the Company's assets and business to West Coast (the "West Coast Transaction"), the Company was able to show income in the amount of $232,908 for the year ended December 31, 1998. The West Coast Transaction had no material affect on the Company's financial statements for the year ended December 31, 1999.

    Under the terms of the West Coast Transaction, the purchase price of $2,430,000 was paid to the Company in cash on June 16, 1997, less $243,000 that was held by West Coast in escrow, pursuant to the terms of a escrow agreement between the Company and West Coast, to satisfy certain indemnity obligations of the Company, if any, to West Coast, and which was, subject to amounts withheld pursuant to any claims made by West Coast, to be released to the Company over a period of eighteen months. On December 22, 1997, the Company negotiated a compromise and full release of the escrow upon the payment by West Coast to the Company of $211,000 on that date. The release of the escrow

                       CHOICES ENTERTAINMENT CORPORATION

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE B--LIQUIDITY (CONTINUED)
did not affect in any manner the Company's indemnity obligations to West Coast pursuant to the terms of the asset purchase agreement between the Company and West Coast.

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

    From the closing of the West Coast Transaction on June 16, 1997, to
August 30, 1999, the Company has principally (i) satisfied and compromised various claims and liabilities; (ii) defended and settled litigation, and paid professional fees, including substantial fees associated with such litigation;
(iii) maintained administrative functions (at present the Company has no employees); and (iv) attempted to identify and consider new business opportunities.

    The Company's former President and Chief Executive Officer, took a position with an unrelated company, effective October 6, 1997, but continued as the Company's Chairman, President and Chief Executive Officer, under a consulting agreement pursuant to which his compensation was reduced accordingly. The consulting agreement expired in accordance with its terms on April 30, 1998.

    As of December 31, 1997, claims and liabilities included but were not limited to professional fees billed in connection with the Company's discontinued acquisition program in the amount of $353,799, which was unpaid to a law firm retained in that connection. On February 9, 1999, the Company settled this obligation for $50,000. As of December 31, 1999, these claims and liabilities were $0.

    The primary source of funds for the year ended December 31, 1999 was shareholder loans. The Company borrowed $300,000 at interest rates of 10% and 12%. The Company had no revenues.

    As of the date of this report, the Company has approximately $19,494 in cash. The Company's viability in raising needed capital is seriously in question. In the event the Company is not successful in securing needed capital in the near term, as to which no assurance can be given, the Company does not believe that its viability as an ongoing business is assured.

NOTE C--WEST COAST TRANSACTION AND DISCONTINUED OPERATIONS

    The Company recognized a net loss on the retirement of its assets of approximately $2,663, which has been reported in discontinued operations on the Statements of Income for the year ended December 31, 1998.

NOTE D--NOTES PAYABLE

    As of December 31, 1999, the Company has notes payable outstanding in the amount of $250,000. The Company's 10% unsecured promissory notes in the principal amount of $75,000 will mature in mid 2001. The second set of unsecured notes in the amount of $175,000 at 12% interest rate are 90-day notes, which matured on December 29, 1999. See Note K--Subsequent Events.

                       CHOICES ENTERTAINMENT CORPORATION

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE E--DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE

    The Financial Accounting Standards Board issued in February 1997, SFAS no. 129 "Disclosure of Information about Capital Structure". SFAS 129 requires disclosure of descriptive information about securities, e.g. rights and privileges of the various securities outstanding, the number of shares issued upon conversion, exercise, or satisfaction or required conditions are the liquidation preference of preferred stock (Convertible Preferred Shares).

1.  CONVERTIBLE PREFERRED SHARES:

                                                              AUTHORIZED   ISSUED AND    PREFERRED
                                                                SHARES     OUTSTANDING     STOCK
                                                              ----------   -----------   ---------
Balance at December 31, 1997................................     5,000        109.1       $ 1.09
Issuance of preferred stock in lieu of cash to investors....        --           --           --
Balance at December 31, 1998................................     5,000        109.1         1.09
                                                                 -----        -----       ------
Issuance of preferred stock in lieu of cash to investors....        --           --           --
                                                                 -----        -----       ------
Balance at December 31, 1999................................     5,000        109.1       $ 1.09
                                                                 =====        =====       ======

    Each share of Preferred Stock is entitled to vote on all matters submitted to a vote of the Company's stockholders together with the Common Stock and not as a separate class, unless otherwise required by law, with each share of Convertible Preferred Shares entitled to 40,000 votes.

2.  COMMON STOCK:

                                                                            ISSUED
                                                             AUTHORIZED       AND        COMMON
                                                               SHARES     OUTSTANDING    STOCK
                                                             ----------   -----------   --------
Balance at December 31, 1997...............................  50,000,000   22,004,395    $220,044
Issuance...................................................          --           --          --
                                                             ----------   ----------    --------
Balance at December 31, 1998...............................  50,000,000   22,004,395    $220,044
                                                             ----------   ----------    --------
Issuance of common stock in exchange for services..........          --    6,000,000      60,000
                                                             ----------   ----------    --------
Issuance of common stock in exchange for acquisition
  termination settlement...................................          --      500,000       5,000
                                                             ----------   ----------    --------
Balance at December 31, 1999...............................  50,000,000   28,504,395    $285,044
                                                             ==========   ==========    ========

    The Company's common stock is currently traded in the over-the-counter market on the OTC-Bulletin Board. On March 31, 2000 the last sale price was $.32 as reported by the OTC-Bulletin Board.

    The Company has not declared or paid any dividends on its preferred or common stock.The Board of Directors does not contemplate the payment of dividends in the foreseeable future,.

    In August 1999, the Company's Board of Directors passed a resolution expressly recognizing the obligation of the Company to compensate each of Jim Sink, George Pursglove, Thomas Renna and Tracy Shier for services rendered and to be rendered to the Company in connection with the change of

                       CHOICES ENTERTAINMENT CORPORATION

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE E--DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE (CONTINUED) control of the Company and the maintenance of it as an existing, reporting corporation. Pursuant to that resolution, the Board fixed the obligation to each of the named individuals at $120,000 and gave each the option to take some part or that entire amount in securities of the Company. On December 29, 1999 the Board of Directors of the Company passed a resolution instructing the Company's transfer agent to issue restricted shares of the Company's common stock to the named individuals, in an amount of shares and in exchange for release of an amount of the Company's obligation as follows: Jim Sink--2,400,000 shares--$120,000; George Pursglove--1,200,000 shares--$60,000; Thomas Renna--1,200,000 shares--$60,000; and Tracy Shier--1,200,000 shares--$60,000. At or about the time of the adoption of the December 29th resolution, the price of the stock was approximately $.05 per share.

    Included in the December 29(th) resolution was an instruction to the Company's transfer agent to issue 500,000 shares of the Company's common stock to Railex Republic Industrial Development LLC, an affiliate of Lorne Bradley and Republic Hotel Investors, Inc. This issuance of the Company's common stock related to the termination agreement by and between Republic Hotel
Investors, Inc. and the Company pursuant to which the Company ended its plans to become a hotel property holding and operating company.

RIGHTS AND PRIVILEGES:

    The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as the board may from time to time determine. The shares of Common Stock are neither redeemable nor convertible, and the holders thereof have no preemptive or subscription rights to purchase any securities of the Company. Upon liquidation, dissolution or winding up of the company, the holders of Common Stock are entitled to receive the assets of the company which are legally available for distribution, after payment of all debts, other liabilities and any liquidation preference of any outstanding preferred stock. Each outstanding share of Common Stock is entitled to one vote on all matters submitted to a vote of stockholders. There is no cumulative voting and no preemptive right.

    The Convertible Preferred Shares are the company's only authorized and outstanding series or class of preferred shares.

    The Convertible Preferred Shares have no liquidation preference. With respect to rights to participate in distributions or payments in the event of liquidation, dissolution or winding up of the company, the Convertible Preferred Shares ranks the same as the Company's Common Stock (defined above) and any other capital shares of the company which do not, by their terms, rank senior to or pari passu with the Convertible Preferred Shares.

    Dividends on the Convertible Preferred Shares are non-cumulative and will only be paid when, as and if declared by the Board of Directors of the Company, in its sole discretion, in an amount per share equal to the amount of the dividend declared on the Common Stock, if any.

    Convertible Preferred Shares are convertible, in whole or in part, at any time, at the option of the holder, into Common Stock at a ratio of 40,000 shares of the Company's Common Stock (as more fully described above) for each Convertible Preferred Share. Holders of the Convertible Preferred Shares are not entitled to any distributions unless declared by the Board of Directors as described above.

                       CHOICES ENTERTAINMENT CORPORATION

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE E--DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE (CONTINUED)
    The holders of Convertible Preferred Shares have voting rights equivalent to the rights of holders of the Common Stock. Each Convertible Preferred Share bears 40,000 votes on any matter brought before the stockholders such as the election of Directors and are entitled to notice of annual or special stockholder meetings. The Board of Directors of the Company is not prohibited from adopting and submitting to the Company's voting stockholders any proposed amendment to the Certificate of Incorporation of the Company or a Certificate of Designation which would create a class of preferred shares ranking senior to the Convertible Preferred Shares as to dividends and liquidation preference.

    Convertible Preferred Shares are not redeemable by the Company.

    Upon liquidation, dissolution or winding up of the Company, the holders of Convertible Preferred Shares will receive an amount equal to the amount, if any, received by holders of the Common Stock, in pari passu.

NOTE F--STOCK OPTIONS

    OPTIONS

    The following table sets forth certain information regarding stock options granted by the Company, which were outstanding at December 31, 1999:

                                                      SHARES OF       EXERCISE
                                       NUMBER       COMMON STOCK        PRICE        EXPIRATION      REGISTRATION
DATE OF GRANT                        OF HOLDERS   SUBJECT TO OPTION   PER SHARE         DATE            RIGHTS
-------------                        ----------   -----------------   ---------   ----------------   ------------
January 31, 1991...................      2             510,000          $0.43     January 31, 2001    Registered
  TOTAL............................                    510,000
                                                       =======

STOCK OPTION AND APPRECIATION RIGHTS PLAN

    The Company has an unallocated reserve of 1,694,000 shares of its common stock for grant under its 1987 Stock Option and Appreciation Rights Plan (the "1987 Plan"). Pursuant to the 1987 Plan, the Company may grant either incentive stock options, intended to comply with the requirements of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options, as well as stock appreciation rights.

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

                       CHOICES ENTERTAINMENT CORPORATION

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE F--STOCK OPTIONS (CONTINUED)
    The following table sets forth information with respect to incentive stock options under the Plan for the two years ended December 31, 1999:

                                                          NUMBER OF
                                                         SHARES UNDER   PRICE PER
                                                          OPTION(1)       SHARE
                                                         ------------   ---------
Outstanding at December 31, 1998, and 1999.............        --           --

------------------------

(1) Gives effect to the expiration of options due to termination of employment

                       CHOICES ENTERTAINMENT CORPORATION

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE F--STOCK OPTIONS (CONTINUED)

NON-QUALIFIED MANAGEMENT INCENTIVE STOCK OPTIONS

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

NOTE G--NET LOSS PER SHARE OF COMMON STOCK

    Basic income per share for the years ended December 31, 1999 and 1998, were computed by dividing the net income by the weighted average number of common shares outstanding during the periods.

    Diluted income per share for the years ended December 31, 1999 and 1998, were computed by dividing the net income by the weighted average number of common shares outstanding during the period, as well as, the number of common shares that would be outstanding as a result of the

                       CHOICES ENTERTAINMENT CORPORATION

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE G--NET LOSS PER SHARE OF COMMON STOCK (CONTINUED) conversion of the Company's Convertible Preferred Shares. The approximate number of shares used in the computation of income or loss per share amounts is as follows:

                                                               NUMBER OF SHARES
YEAR ENDED DECEMBER 31,                                       USED IN CALCULATION
-----------------------                                       -------------------
1999
  Basic.....................................................      24,489,387
  Diluted...................................................      28,853,327
1998
  Basic.....................................................      22,004,000
  Diluted...................................................      26,364,395

    The difference between basic and diluted weighted average number of shares is due to the Convertible Preferred Shares.

NOTE H--INCOME TAXES

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

    As of December 31, 1999 the Company had approximately $18,735,000 of net operating loss carry-forwards for tax purposes which may be available to offset future federal income, if any, through 2010. The amount ultimately available, if any in future years, is subject to certain limitations. Should the Company operate profitably in future years, it may be subject to current tax expense in certain states for which no net operating loss carry-forwards are available.

NOTE I--COMMITMENTS

    The Company currently has no material lease commitments. The Company's executive office is provided rent-free by the Company's President.

    Rent expenses for 1999 and 1998 were $ 0.

NOTE J--PENDING LITIGATION

    The Company is a defendant to the lawsuit Dion Signs & Services, Inc. vs. Choices Entertainment Corporation, Civil Action No. 91-6871. The case is now pending in the Providence County Superior Court, Providence, Rhode Island. Dion Signs & Services, Inc. alleges that it is owed approximately $33,000 plus interest, costs and reasonable attorney's fees for the failure by Choices Entertainment Corporation to pay for signage that was erected at various locations pursuant to a contract. If the plaintiff is successful, the case has a potential verdict of approximately $33,000.00 plus close to 100% interest. In addition, Rhode Island statute would allow for the imposition of counsel fees because it's premised upon a contract action. Accordingly, the total exposure could be in the range of $70,000 to

                       CHOICES ENTERTAINMENT CORPORATION

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE J--PENDING LITIGATION (CONTINUED)
$75,000. Since the case has not been set for trial, and very little discovery has been done, it is not possible to determine the likelihood of the outcome of the case at this time.

NOTE K--SUBSEQUENT EVENTS

    In January 2000, the Company subscribed to a private placement of CAN$2,300,000 principal amount of Convertible Subordinated Redeemable 0% Debentures maturing April 30, 2000 (the "Debentures") issued by PhotoChannel Networks Inc., a British Columbia corporation ("Photochannel"). The subscription agreement calls for advances to Photochannel in exchange for the issuance of Debentures as follows: CAN$350,000 by January 31, 2000; CAN$750,000 by
February 29, 2000; and CAN$1,200,000 by April 14, 2000. The Debentures are convertible into Photochannel common stock, no par value, ("Photochannel Stock") at the rate of 1 share of Photochannel Stock for each CAN$.50 in debenture principal amount. Also, the company was granted warrants pursuant to a vesting schedule to purchase additional shares of Photochannel Stock as follows: 140,000 warrants with an exercise price of CAN$.75; 300,000 warrants with an exercise price of CAN$1.00; and 480,000 warrants with an exercise price of CAN$1.25. Each warrant entitles the Company to purchase 1 share of Photochannel Stock at the exercise price, for cash. The warrants are presently fully vested and will expire June 30, 2000. As of the date of the filing of this report on Form 10KSB, the Company had completed its obligations under the subscription agreement. All of the securities acquired in this transaction as well as the securities into which the securities acquired are convertible or exercisable against are restricted securities and must be held for the applicable holding period from the date of conversion or exercise, as the case may be. The applicable holding period in most cases will be 1 year.

    In February 2000, the Company closed a self-offered private offering of 390 of the Company's Series C Preferred Stock in the aggregate offering amount of $780,000. Offering expenses were less than $3,000. Each share of the Preferred Stock is convertible into 40,000 shares of the Company's common stock, par value $.01, the ("Common Stock") and carries the voting rights of the underlying Common Stock. The proceeds from this offering were used to retire all notes payable, to pay down the obligations of the Company to officers and directors of the Company, to pay down accounts payable to an immaterial amount, and to acquire minority interests in two companies. Certain convertible debt were converted to Convertible Preferred Shares.

    In March 2000, the Company paid $50,000 cash to acquire 250,000 shares of common stock of Tridium Research Inc., a Washington corporation ("Tridium") based in Kirkland, Washington. The 250,000 shares of common stock acquired represents approximately 5% of all Tridium common stock issued and outstanding. The Company has also obligated itself to provide an additional $200,000 to Tridium, upon terms and conditions to be determined.

                               INDEX TO EXHIBITS

       EXHIBIT
         NO.                                  DESCRIPTION OF EXHIBIT
       -------                                ----------------------
            3(a)           Certificate of Incorporation, as amended(1)

             (b)           Certificate of Designations of Series C Preferred Stock, as
                           amended(2)

             (c)           Amended and Restated By-Laws,(13)

            4              Form of certificate evidencing shares of Common Stock(4)

           10(a)           Stock Option and Appreciation Rights Plan of 1987(4)

             (b)           Form of Long-Term Management Incentive Stock Option
                           Agreement(5)

             (c)           Form of 1991 Management Option Agreement(5)

             (d)           Consulting Agreement between Registrant and Ronald W.
                           Martignoni(6)

             (e)           Severance Benefits Agreement, as amended, between Registrant and Lorraine E. Cannon(7)

             (f)           Form of 1994 Management Option Agreement(7)

             (g)           Non-Employee Director Stock Option Agreement between
                           Registrant and Fred E. Portner(8)

             (h)           Non-Employee Director Stock Option Agreement between
                           Registrant and Fred E. Portner(9)

             (i)           Non-Employee Director Stock Option Agreement between
                           Registrant and James D. Sink(9)

             (j)           Asset Purchase Agreement, dated December 16, 1996, as
                           amended, between West Coast Entertainment Corporation and
                           Registrant(10)

        10.99(a)           Consulting Agreement between Registrant and Thomas Renna(11)

             (b)           Letter of Intent to Acquire Republic Hotel Investors,
                           Inc.(12)

             (c)           Termination Contract with Republic Hotel Investors, Inc.(13)

           23              Consent of Miller and Co.(13)

           27              Financial Data Schedule(13)

------------------------

 (1) Filed as an Exhibit to Registrant's Registration Statement on Form S-8 File No. 33-87016) and incorporated herein by reference.

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

 (11) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB, for the quarter ended June 30, 1999, and incorporated herein by reference.

 (12) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

 (13) Filed herewith.