Form 10QSB
period 2000-03-31
CHOICES ENTERTAINMENT CORP
filed 2000-05-15
CIK 822935

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X]       Quarterly report under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

[ ]       Transition report under Section 13 or  15 (d) of the Exchange Act

          For the transition period from _____________ to _____________

                        Commission file number 000-17001

                        Choices Entertainment Corporation
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                         52-1529536
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

  121 Vine Street, Suite 1903 Seattle, Washington                   98121-1456
         ----------------------------------------                   ----------
   (Address of Principal Executive Offices)                         (Zip code)

                 Issuer's Telephone Number, Including Area Code
                                 (206) 443-6948
                                 --------------
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  [x]     No[ ]

State the number of shares outstanding of the issuer's Common Stock, as of March 30, 2000:
                                    29,274,355
Transitional Small Business Disclosure Format (check one):
                                 Yes [  ]    No [X]

                           PART I - FINANCIAL INFORMATION


     Item 1.   Financial Statements

     Index to Financial Statements                                       Page
Condensed Balance Sheet at March 31, 2000
(Unaudited)                                                                2

Condensed Statements of Income for the
Three Months Ended March 31, 2000 and 1999 (Unaudited)                     3

Condensed Statement of  Stockholders' Deficit for the
Three Months Ended March 31, 2000 (Unaudited)                              3

Condensed Statements of Cash Flow for the
Three Months Ended March 31, 2000 and 1999 (Unaudited)                     4

Notes to the Unaudited Condensed Financial Statements                      4

     Item 2.   Management Discussion and Analysis of
               Financial Condition and Results of Operations               6

                           PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                           8

     Item 6.   Exhibit Index                                               9

                           Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                         CHOICES ENTERTAINMENT CORPORATION
                             CONDENSED BALANCE SHEET
                                    (unaudited)

                                                                 March 31, 2000
                                                                 --------------
ASSETS

Current assets:
    Cash                                                          $      71,781
                                                                   ------------
        Total current assets                                             71,781

Other assets
    Prepaid expense and misc.                                               464
    Non-marketable securities - net at cost                             467,215
                                                                   ------------
         Total assets                                             $     539,460
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expense                          $     175,233
    Notes payable-current                                               297,000
                                                                    -----------
        Total current liabilities                                       472,233
                                                                   ------------
        Total liabilities                                               472,233

Stockholders' deficit:

Preferred stock, par value $.01 per share:
Authorized 5,000 shares: 478.829
issued and outstanding                                                       4

Common stock, par value $.01 per share:
Authorized 50,000,000 shares: 29,315,235 issued
And outstanding                                                        293,152

Additional paid-in-capital                                          22,276,035

Accumulated deficit                                                (22,501,961)
                                                                   ------------
        Total stockholders' deficit                                     67,227
                                                                   ------------
                                                                  $    539,460
                                                                   ============

        See accompanying notes to financial statements.

                         CHOICES ENTERTAINMENT CORPORATION
                           CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)

                                                       For the Three Months
                                                          Ended March 31,
                                                     -------------------------
                                                       2000             1999
                                                     --------         --------
Operating costs and expenses:
  Selling and administrative expense                 $ 26,711         $  8,152
  Professional and consulting expense                 163,510           37,786
                                                     --------         --------
                                                      190,221           45,938
                                                     --------         --------
Other expenses:
  Merger and Acquisition Expense                       27,000              -0-
  Interest (income) expense, cash-net                    (587)             206
  Issuance of stock in lieu of interest expense        14,000              -0-
                                                     --------         --------
Income from continuing operations                   (230,634)         (46,144)
                                                     --------         --------
Gain on reconciliation of accruals                   115,576               -0-
                                                     --------         --------
Net income                                         $(115,058)        $(46,144)
                                                    ========          ========
Net loss per share of common stock:

  Basic income per share:
     Continuing operations                           $  (0.01)        $  -0-
     Net income                                          -0-             -0-
                                                     ========         ========
   Diluted income per share:
     Continuing operations                           $  (0.01)        $  -0-
     Net income                                          -0-             -0-
                                                     ========         ========

                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                   For the Three Months Ended March 31, 2000
                                   (Unaudited)


Preferred Stock          Common Stock        Additional
---------------          ------------         Paid-in     Accumulated
Shares   Amount     Shares      Amount        Capital      Deficit       Total
------   ------   ----------   --------      -----------   ----------    -----
Balance at December 31, 1999:
109.1      $1      28,504,395   $285,044   $21,496,035 $(22,386,903) $(605,823)

Issuance of preferred stock in exchange for debt and cash:
390        $3                                  779,997       -         780,000

Issuance of common stock on
conversion of preferred stock
(20.271)   -          810,840      8,108          -          -           8,108

Net loss for the three months
ended March 31, 2000:                                     (115,058)   (115,058)
---   --     ----------      --------  -----------  ------------      ---------
478.829    $4      29,315,235   $293,152   $22,276,035 $(22,501,961)  $  67,227
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


See accompanying notes to financial statements.

                         CHOICES ENTERTAINMENT CORPORATION
                         CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                          For the Three Months
                                                             Ended March 31,
                                                       ----------------------------
                                                         2000                1999
                                                       --------            --------
Cash flows from operating activities:
Net loss                                               $(115,058)          $(46,144)
                                                       --------             --------
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
Change in assets and liabilities:
   Change in accounts payable
    and accrued expense                                 (200,703)            (5,000)
   Change in accrued merger and acquisition
    expenses                                              27,000            (50,000)
   Change in accrued professional fees                       -              (20,970)
   Change in other accrued expenses                       (4,570)             5,000
                                                        --------            --------
Total adjustments                                        (178,273)          (29,030)
                                                         --------            --------
Net cash provided by (used in) operating activities     (293,331)            (75,174)
                                                         --------            --------
Cash flows from investing activities:
   Purchase of non-marketable securities                (467,215)                -0-
                                                        --------            --------
Net cash provided by (used in) investing activities     (467,215)                -0-
                                                        --------            --------
Cash flows from financing activities:
   Proceeds from notes payable                           297,000              75,000
   Repayment of notes payable                           (250,000)                -0-
   Issuance of preferred stock
    for cash and in exchange for
    notes payable                                        780,000                 -0-
   Other long-term liabilities                           (14,167)                206
                                                        --------            --------
Net cash provided by (used in) financing activities      812,833              75,206
                                                        --------            --------
Net increase (decrease) in cash                           52,287                  32
Cash at beginning of period                               19,494               2,074
                                                        --------            --------
Cash at end of period                                   $ 71,781             $ 2,106
                                                        ========            ========
Supplementary disclosure of cash flow information:
   Cash paid during the period for interest             $    167            $    -0-
                                                        ========            ========

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1.   Financial Statements

          Quarterly Financial Statements:

          The accompanying unaudited financial statements for the three-month period ended March 31, 2000 and 1999 have been prepared in accordance with the instructions for Form 10QSB and do not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements.

          In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim period have been made. The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 2.   Summary of Significant Accounting Policies

          Net Income (Loss) Per Common Share
          Primary income per share for the three-month periods ended March 31, 2000 and March 31, 1999 was computed by dividing the net income by the weighted average number of common shares outstanding during the periods.

          Fully diluted income per share for the three-month period ended March 31, 2000 and March 31, 1999, was computed by dividing the net income by the weighted average number of common shares outstanding during the periods, as well as the number of common shares that would be outstanding as a result of the conversion of the Company's preferred stock.


                                                    For the Three Months
                                                       Ended March 31,
                                                  -------------------------
                                                     2000           1999
                                                  ----------     ----------
          Number of shares used in calculation
            Basic                                  24,489,387     22,004,000
            Diluted                                28,853,327     26,364,395

          Cash and Cash Equivalents
          The Company considers all certificates of deposit and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

          Revenue Recognition
          Revenue is recognized using the accrual method of accounting.

          Securities
          Marketable securities are carried at lower of cost or market. Non-marketable securities are carried at cost.

Note 3.   Liquidity

          The Company continues to rely on borrowing and capital raising activities to provide funds for its operating and investing activities. The Company's viability for the foreseeable future is and will continue to be dependent upon its ability to find business opportunities and to secure needed capital. No assurance can be given that the Company will be successful in that regard. In the event the Company is not successful, it is unlikely that there would be any amounts available for distribution to the Company's stockholders.

Note 4.   Notes Payable

          The Company has been dependent on borrowing for operating capital. The Company has borrowed $297,000 as of the quarter ending March 31, 2000. The notes mature on or before June 29, 2000 and bear interest at 12% per annum, compounded annually, interest and principal payable at maturity.

Note 5.   Related Party Transactions

          In August 1999, the Company's Board of Directors passed a resolution expressly recognizing the obligation of the Company to compensate each of Jim Sink, George Pursglove, Thomas Renna and Tracy Shier for services rendered and to be rendered to the Company in connection with the change of control of the Company and the maintenance of it as an existing, reporting corporation. Pursuant to that resolution, the Board fixed the obligation to each of the named individuals at $120,000 and gave each the option to take some part or that entire amount in securities of the Company. On December 29, 1999 the Board of Directors of the Company passed a resolution instructing the Company's transfer agent to issue restricted shares of the Company's common stock to the named individuals, in an amount of shares and in exchange for release of an amount of the Company's obligation as follows: Jim Sink--2,400,000 shares--$120,000; George Pursglove--1,200,000 shares--$60,000; Thomas Renna--1,200,000 shares--$60,000; and Tracy Shier--1,200,000 shares--$60,000. At or about the time of the adoption of the December 29th resolution, the price of the stock was approximately $.05 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               The following is our discussion of certain significant factors that have affected the Company's financial condition changes in financial condition, and results of operations. The discussion also includes the our liquidity and capital resources at March 31, 2000 and later dated information, where practicable. The following discussion should be read in conjunction with the Financial Statements and notes included in this form 10-QSB.

               The Board of Directors (the "Board") of Choices Entertainment Corporation (the "Company" or "We") adopted a proposal on January 17, 2000 to change the business of the Company to that of a technology holding company. We are acquiring, investing in, and incubating companies engaged in Internet, computing and other technologies in various stages of development.

               We have acquired securities issued by publicly traded Photochannel Networks Inc. In January 2000, the Company subscribed to a private placement of CAN$2,300,000 principal amount of Convertible Subordinated Redeemable 0% Debentures maturing April 30, 2000 (the "Debentures") issued by PhotoChannel Networks Inc., a British Columbia corporation ("Photochannel"). The subscription agreement calls for advances to Photochannel in exchange for the issuance of Debentures as follows: CAN$350,000 by January 31, 2000; CAN$750,000 by February 29, 2000; and CAN$1,200,000 by April 14, 2000. The Debentures are convertible into Photochannel common stock, no par value, ("Photochannel Stock")at the rate of 1 share of Photochannel Stock for each CAN$.50 in debenture principal amount. Also, the company was granted warrants pursuant to a vesting schedule to purchase additional shares of Photochannel Stock as follows: 140,000 warrants with an exercise price of CAN$.75; 300,000 warrants with an exercise price of CAN$1.00; and 480,000 warrants with an exercise price of CAN$1.25. Each warrant entitles the Company to purchase 1 share of Photochannel Stock at the exercise price, for cash. The warrants are presently fully vested and will expire June 30, 2000. As of the date of the filing of this report on Form 10KSB, the Company had completed its obligations under the subscription agreement and has converted the Debentures to common stock. All of the securities acquired in this transaction as well as the securities into which the securities acquired are convertible or exercisable against are restricted securities ad must be held for the applicable holding period from the date of conversion or exercise, as the case may be. The applicable holding period in most cases will be 1 year.

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

               The Company generated no revenues during the three-months ended March 31, 2000. The primary source of funds for the quarter was the completion of a private placement of the Company's Series C Preferred Stock (the "Preferred Stock") and shareholder loans.

               In February 2000, the Company closed a self-offered private offering of 390 shares of the Company's Preferred Stock in the aggregate offering amount of $780,000. Offering expenses were less than $3,000. Each share of the Preferred Stock is convertible into 40,000 shares of the Company's common stock and carries the voting rights of the underlying common stock. The proceeds from this offering were used to retire all notes payable, to pay down the obligations of the Company to officers and directors of the Company, to pay down accounts payable to an immaterial amount, and to acquire interests in the two companies identified above.

               The Company paid down $250,000 of notes outstanding as a result of the private placement discussed above but borrowed $297,000 at an interest rate of 12%.

               We anticipate that the Company will not generate any significant revenues until the we accomplish our business objective of merging or acquiring revenue producing assets from a nonaffiliated entity. We presently have no liquid financial resources to offer an acquisition candidate and must rely upon an exchange of our stock to complete a merger or acquisition.

               Between December 31, 1999 and March 31, 2000 the Company incurred a net loss on continuing operations of $(230,634) resulting in a net working capital deficiency of approximately $400,452 as of March 31, 2000.

               The Company's viability for the foreseeable future is and will continue to be dependent upon its ability to find other business opportunity and to secure needed capital existing disputes. No assurance can be given that the Company will be successful in that regard. In the event the Company is not successful, it is unlikely that there would be any amounts available for distribution to the Company's stockholders.

               We estimate that outstanding liabilities of the Company are approximately $138,000 and cash in the bank is approximately $17,218.

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

                                  Choices Entertainment Corporation
                                            (Registrant)

Date:   May 15, 2000               By:

                                       /s/ Tracy M. Shier
                                       -------------------------------------
                                       Tracy M. Shier, Director, President and
                                       Interim Chief Financial Officer

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

(3) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.

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

(6) Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

(7) Filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

(8) Filed herewith.

(9) To be filed by amendment.