Form 10QSB
period 2000-06-30
CHOICES ENTERTAINMENT CORP
filed 2000-08-14
CIK 822935

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
     (Mark One)
    /X/ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

    / / Transition report under Section 13 or 15 (d) of the Exchange Act For the transition period from _____________ to _____________

                        Commission file number 000-17001

                                   CECS CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                   52-1529536
 -------------------------------          -----------------------------------
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

          111 Queen Anne Avenue North, Suite 501
                Seattle, Washington                        98109
          ---------------------------------------       ---------
               (Address of Principal Executive Offices) (Zip code)

                 Issuer's Telephone Number, Including Area Code
                                 (206) 270-9200
                                  ------------

                        Choices Entertainment Corporation
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
 Section 13 or15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.
                                  Yes /X/  No /

      State the number of shares outstanding of the issuer's Common Stock, as of June 30, 2000:
                                   46,166,155

           Transitional Small Business Disclosure Format (check one):
                                 Yes / /  No /X/

                         PART I - FINANCIAL INFORMATION


         Item 1.  Financial Statements

         Index to Financial Statements                                          Page Number

Condensed Balance Sheet at June 30, 2000 (Unaudited)............................      1

Condensed Statements of Income for the
Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)...................      2

Condensed Statement of Stockholders' Equity for the
Six Months Ended June 30, 2000 (Unaudited)......................................      3

Condensed Statements of Cash flows for the
Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)...................      4

Notes to Financial Statements.................. ................................      5

         Item 2.  Management Discussion and Analysis............................      7

                           Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings.............................................      9

         Item 6.  Exhibits Index................................................      E-1

                         Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   CECS CORP.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                                                                     June 30, 2000
                                                                                                     -------------
ASSETS
Current assets:
    Cash                                                                                              $     71,596
                                                                                                      ------------
        Total current assets                                                                                71,596
Other assets
    Prepaid rent expense                                                                                    32,893
    Non-marketable securities - net at cost                                                                630,700
    Furniture and Fixtures - net of depreciation                                                            10,054
                                                                                                      ------------
       Total assets                                                                                   $    745,243
                                                                                                      ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable and accrued expense                                                              $     34,038
    Notes Payable - current                                                                                320,000
                                                                                                      ------------
        Total current liabilities                                                                          354,038
                                                                                                      ------------
Long-term liabilities

        Total long-term liabilities                                                                            -0-
                                                                                                      ------------
        Total liabilities                                                                                  354,038

Stockholders' Equity:
    Preferred stock, par value $.01 per share:
        Authorized 5,000 shares: 56.534 shares issued
        and outstanding                                                                                          1
    Common stock, par value $.01 per share:
        Authorized 50,000,000 shares:46,207,035 issued
         and outstanding                                                                                   462,070
    Additional paid-in-capital                                                                          22,276,035
    Accumulated deficit                                                                                (22,346,901)
                                                                                                      ------------
        Total stockholders' equity                                                                         391,205
                                                                                                      ------------
                                                                                                      $    745,243
                                                                                                      --==========

See accompanying notes to financial statements.

                                   CECS CORP.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     For the Three Months                     For the Six Months
                                                        Ended June 30,                          Ended June 30,
                                                 -----------------------------           -----------------------------
                                                  1999                2000                1999                2000
                                                 ------              ------              ------              ------
Operating costs and expenses:

  Selling and administrative expenses     $       7,977       $      17,274       $      16,129       $      43,985
  Professional and consulting expenses           76,112              31,379             113,899             194,889
  Depreciation and amortization                     -0-                 -0-                 -0-                 -0-
                                          -------------       -------------       -------------       -------------
      Total operating costs and expenses         84,089              48,653             130,028             238,874
                                          -------------       -------------       -------------       -------------
Other expenses:
  Merger and acquisition expense                    -0-                 -0-                 -0-              27,000
  Interest (income) expense, cash-net             2,958                (638)              3,163              (1,225)
  Issuance of stock in lieu of interest
    expense                                         -0-                 -0-                 -0-              14,000
                                          -------------       -------------       -------------       -------------
      Total other expenses                        2,958                (638)             (3,163)             39,775
                                          -------------       -------------       -------------       -------------

Income (loss) from continuing operations        (87,047)            (48,015)           (133,191)           (278,649)
                                          -------------       -------------       -------------       -------------
Extraordinary Gains (Losses):
    Gain on reconciliation of accruals              -0-                 -0-                 -0-             115,576
    Gain on sale of contract rights                 -0-             203,075                 -0-             203,075
                                          -------------       -------------       -------------       -------------

Net Income                                $     (87,047)       $    155,060       $    (133,191)       $     40,002
                                          =============       =============       =============       =============

Net loss per share of common stock:

  Basic loss per share:
     Continuing operations                $         -0-       $         -0-       $       (0.01)       $        -0-
                                          =============       =============       =============       =============
     Net Income                           $         -0-       $         -0-       $         -0-       $         -0-
                                          =============       =============       =============       =============
   Diluted loss per share:
     Continuing operations                $         -0-       $         -0-       $       (0.01)       $        -0-
                                          =============       =============       =============       =============
     Net Income                           $         -0-       $         -0-       $         -0-       $         -0-
                                          =============       =============       =============       =============

See accompanying notes to financial statements.

                                   CECS CORP.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 2000
                                   (Unaudited)

        Preferred Stock                Common Stock               Additional
     ---------------------          ------------------              Paid-in          Accumulated
        Shares      Amount         Shares         Amount            Capital            Deficit                Total
      --------  ----------       --------     ----------         -----------       --------------     -------------
Balance at December 31, 1999:
         109.1          $1     28,504,395       $285,044         $21,496,035        $(22,386,903)        $(605,823)

Issuance of preferred stock
In exchange for debt and cash:
           390          $3                                           779,997                    -           780,000

Issuance of common stock
on conversion of preferred stock:
     (442.566)           -     17,702,640        177,026                   -                    -           177,026

Net income for the six months
ended June 30, 2000:
                                                                                           40,002            40,002
        -------    --------    ----------       --------         -----------        --------------        ----------
        56.534          $1     46,207,035       $462,070         $22,276,035        $ (22,346,901)         $391,025
        ======     ========    ==========       ========         ===========        =============         ==========

See accompanying notes to financial statements.


                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   CECS CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                               ----------------------
                                                                                  1999               2000
                                                                           -----------         ----------
Cash flows from operating activities:
Net Income                                                                 $ (133,191)         $   40,002
                                                                           -----------          ----------
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                 -0-                 -0-
Change in assets and liabilities:
  Change in prepaid expense                                                       -0-             (32,893)
  Change in furniture and fixtures                                                                (10,054)
  Change in accounts payable                                                   (6,000)           (341,898)
  Change in accrued merger and acquisition
    expenses                                                                  (50,000)             27,000
  Change in accrued professional fees                                          62,942
  Change in other accrued expenses                                                -0-              (5,189)
                                                                           -----------          ----------
Total adjustments                                                               6,942            (363,034)
                                                                           -----------          ----------
Net cash provided by (used in) operating activities                          (126,249)           (323,023)
                                                                           -----------          ----------
Cash flows from investing activities:
   Purchase of non-marketable securities                                          -0-            (630,700)
                                                                           -----------          ----------
Net cash provided by  (used in) investing activities                                             (630,700)
                                                                           -----------          ----------
Cash flows from financing activities:
    Proceeds from notes payable                                               125,000             320,000
    Repayment of notes                                                                           (250,000)
    Issuance of preferred stock                                                                   780,000
    Other investing activities                                                                     65,797
Other long-term liabilities                                                     3,163             (14,167)
                                                                           -----------          ----------
Net cash used in financing activities                                         128,163             901,630
                                                                           -----------          ----------
Net increase (decrease) in cash                                                 1,914              52,102
Cash at beginning of period                                                     2,074              19,494
                                                                           -----------          ----------
Cash at end of period                                                      $    3,988          $   71,596
                                                                           ==========           ==========
Supplementary disclosure of cash flow information:
   Cash paid during the year for interest                                  $      -0-          $      167
                                                                           ==========           ==========

See accompanying notes to financial statements.

                                   CECS CORP.
                          NOTES TO FINANCIAL STATEMENTS

Note 1.           Financial Statements

                  Quarterly Financial Statements:

                  The accompanying unaudited financial statements for the three-month and six-month periods ended June 30, 2000 and 1999 have been prepared in accordance with the instructions for Form 10QSB.

                  In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim period have been made. The results of operations for the three-month and six-month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 2.           Summary of Significant Accounting Policies

                  Net Income (Loss) Per Common Share

                  Primary income per share for the three-month periods ended June 30, 2000 and June 30, 1999 was computed by dividing the net income by the weighted average number of common shares outstanding during the periods.

                  Fully diluted income per share for the six-month period ended June 30, 2000 and June 30, 1999 was computed by dividing the net income by the weighted average number of common shares outstanding during the periods, as well as the number of common shares that would be outstanding as a result of the conversion of the Company's preferred stock.

                                                                       For the Six Months
                                                                         Ended June 30,
                                                                     ----------------------
                                                                     1999                  2000
                                                               ----------            ----------
Number of shares used in calculation
            Basic                                              22,004,000            34,328,799
            Diluted                                            26,364,395            42,835,709



                  Cash and Cash Equivalents

                  The Company considers all certificates of deposit and highly liquid debt instruments purchased maturing in three months or less to be cash equivalents.

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

Note 4.           Notes Payable

                  The Company continues to rely on borrowing and capital raising activities to provide funds for its for operating and investing activities. The Company has borrowed $320,000 as of the quarter ending June 30, 2000. The notes are for a six month term and accrue interest at 12% per annum compounded annually payable at maturity.

Note 5.           Related Party Transactions

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

                  In August 1999, the Company's Board of Directors passed a resolution expressly recognizing the obligation of the Company to compensate each of Jim Sink, George Pursglove, Thomas Renna and Tracy Shier for services rendered and to be rendered to the Company in connection with the change of control of the Company and the maintenance of it as an existing, reporting corporation, Pursuant to that resolution, the Board fixed the obligation to each of the named individuals at $120,000 and gave each the option to take some part or that entire amount in securities of the Company. On December 29, 1999 the Board of Directors of the Company passed a resolution instructing the Company's transfer agent to issue restricted shares of the Company's common stock to the named individuals, in an amount of shares and in exchange for release of an amount of the Company's obligation as follows: Jim
                  Sink--2,400,000 shares--$120,000; George
                  Pursglove--1,200,000 shares--$60,000; Thomas
                  Renna--1,200,000 shares--$60,000; and Tracy
                  Shier--1,200,000 shares--$60,000. At or about the time of the adoption of the December 29th resolution, the price of the stock was approximately $.05 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The following is our discussion of certain significant factors that have affected the Company's financial condition changes in financial condition, and results of operations. The discussion also includes our liquidity and capital resources at June 30, 2000 and later dated information, where practicable. The following discussion should be read in conjunction with the Financial Statements and notes included in this form 10-QSB.

                  The Board of Directors (the "Board") of Choices Entertainment Corporation (the "Company" or "We") adopted a proposal on January 17, 2000 to change the business of the Company to that of a technology holding company. We are acquiring, investing in, and incubating companies engaged in Internet, computing and other technologies in various stages of development. On May 26, 2000 at the Annual Meeting, our stockholders' adopted a resolution proposed by the board of directors of the Company changing the name of the Company to CECS Corp.

                  We have acquired securities issued by publicly traded Photochannel Networks Inc. In January 2000, the Company subscribed to a private placement of CAN$2,300,000 principal amount of Convertible Subordinated Redeemable 0% Debentures maturing
         April 30, 2000 (the "Debentures") issued by PhotoChannel Networks
         Inc., a British Columbia corporation ("Photochannel"). The subscription agreement calls for advances to Photochannel in exchange for the issuance of Debentures as follows:
         CAN$350,000 by January 31, 2000; CAN$750,000 by February 29, 2000;
         and CAN$1,200,000 by April 14, 2000. The Debentures are convertible into Photochannel common stock, no par value, ("Photochannel Stock") at the rate of 1 share of Photochannel Stock for each CAN$.50 in debenture principal amount. Also, the company was granted warrants pursuant to a vesting schedule to purchase additional shares of Photochannel Stock as follows: 140,000 warrants with an exercise price of CAN$.75; 300,000 warrants with an exercise price of CAN$1.00; and 480,000 warrants with an
                                      -7-
         exercise price of CAN$1.25. Each warrant entitles the Company to purchase 1 share of Photochannel Stock at the exercise price, for cash. The warrants are presently fully vested and will expire June 30, 2000. As of the date of the filing of this report on Form 10QSB, the Company had completed its obligations under the subscription agreement and has converted the Debentures to common stock and has exercised the warrants. All of the securities acquired in this transaction as well as the securities into which the securities acquired are convertible or exercisable against are restricted securities ad must be held for the applicable holding period from the date of conversion or exercise, as the case may be. The applicable holding period in most cases is 1 year.

                  We have acquired securities of non-publicly traded Tridium Research, Inc. In March 2000, the Company paid $50,000 cash to acquire 250,000 shares of common stock of Tridium Research Inc., a Washington corporation ("Tridium") based in Kirkland, Washington. The 250,000 shares of common stock acquired represents approximately 5% of all Tridium common stock issued and outstanding. The Company has also obligated itself to provide an additional $200,000 to Tridium, upon terms and conditions to be determined. In May 2000, the Company provided an additional $25,000 to Tridium to purchase an additional 125,000 shares of common stock of Tridium.

                  The Company generated no revenues from operations during the six months ended June 30, 2000. The Company did, however, realize an extraordinary gain of US$203,075 (CAN$300,000) as a result of the sale of its contractual rights to subscribe to certain of the securities of Photochannel in the transaction described above. The primary source of funds for the six-month period was the completion of a private placement of the Company's Series C Preferred Stock (the "Preferred Stock") and shareholder loans.

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

                  The Company paid down $250,000 of notes outstanding as a result of the private placement discussed above but borrowed $320,000 at an interest rate of 12%.

                  We anticipate that the Company will not generate any significant revenues until we accomplish our business objective of merging or acquiring revenue producing assets from a nonaffiliated entity. We presently have no liquid financial resources to offer an acquisition candidate and must rely upon an exchange of our stock to complete a merger or acquisition.

                   Between December 31, 1999 and June 30, 2000 the Company incurred a net loss on continuing operations of $(278,649) and achieved net income of $40,002. Because of the number of shares outstanding, earnings on a per share basis is negligible but positive.

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

                   We estimate that at the time of filing this report, outstanding liabilities of the Company are approximately $400,000 and cash in the bank is approximately $20,000.

                  This Quarterly Report on Form 10-QSB contains forward looking information with respect to, among other things, plans future events or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results or future events to differ materially from those expressed in any forward looking statements. These risks and uncertainties include, but are not limited to, the risk and uncertainties associated with adverse litigation, the ability to identify and conclude alternative business opportunities, and those risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. Where any forward-looking statement includes a statement of the assumption or bases believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from actual result, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward looking statement, the Company expresses and expectation or belief as to plans or future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements.


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

                                       CECS CORP.
                                       (Registrant)

Date:   August 11, 2000                By:   /s/ Tracy M. Shier
                                       --------------------------------------
                                       Tracy M. Shier, Director, President and
                                       Chief Executive Officer

                                INDEX TO EXHIBITS

Exhibit
  No.             Description of Exhibit
-------  ----------------------------------------------------------------------
 3(a)    Certificate of Incorporation, as amended (1)
  (b)    Certificate of Designations of Series C Preferred Stock, as amended (2)
  (c)    By-Laws, as amended (3)
  (d)    Certificate of Amendment filed 7/24/2000 (8)
 4(a)    Form of Certificate Evidencing Shares of Common Stock (4)
  (b)    Form of 5% Promissory Note (5)
 10.99   Consulting Agreement between Registrant and Thomas Renna (7)
 27      Financial Data Schedule (8)

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