Form 10QSB
period 2000-09-30
CHOICES ENTERTAINMENT CORP
filed 2000-11-14
CIK 822935

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)
    [X] Quarterly report under Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                    For the quarterly period ended September 30, 2000

    [ ] Transition report under Section 13 or 15 (d) of the Exchange Act

          For the transition period from _____________ to _____________

                        Commission file number 000-17001

                                   CECS CORP.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                           52-1529536
   -------------------------------    ------------------------------------
   (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
    Incorporation or Organization)

            111 Queen Anne Avenue North
                    Suite 501
               Seattle, Washington                         98109
   ---------------------------------------------        -----------
      (Address of Principal Executive Offices)           (Zip code)

                 Issuer's Telephone Number, Including Area Code

                                  206-270-9200
                                  ------------

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

          State the number of shares outstanding of the issuer's Common
                        Stock, as of September 30, 2000:

                                   60,558,755

           Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]







Index to Financial Statements

-----------------------------

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                             PAGE
Condensed Balance Sheet at September 30, 2000
(Unaudited) ..............................................................     1

Condensed Statements of Operations for the
Three and Nine Months Ended
September 30, 1999 and 2000 (Unaudited) ..................................     2

Condensed Statement of Stockholders' Equity
for the Three Months Ended September 30, 2000 (Unaudited).................     3

Condensed Statements of Cash Flows for the
Three and Nine Months Ended September 30, 1999 and 2000 (Unaudited).......     4

Notes to Financial Statements ............................................     5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................     7


Part II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................     9

Item 6. Exhibits Index....................................................     9












                      [THIS SPACE INTENTIONALLY LEFT BLANK]









                                       (i)

                          PART I. Financial Information

Item 1.   Financial Statements


                                   CECS CORP.
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                          September 30, 2000
                                                          ------------------
ASSETS
Current assets:
    Cash                                                   $      18,498
    Cash due from Brokers                                         20,524
    Marketable Securities                                      1,638,742
    Prepaid rent expenses                                         25,289
                                                             ------------
        Total current assets                                   1,703,053

Other assets:
    Furniture, Fixtures and Equipment - net of depreciation       12,489
    Non-marketable securities at cost                             75,000
                                                             ------------

        Total assets                                       $   1,790,542
                                                             ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                       $      87,505
    Accrued expenses                                                 -0-
    Accrued professional fees                                    180,000
    Notes payable - current                                      340,000
                                                             ------------
        Total current liabilities                                607,505
                                                             ------------
Long-term liabilities                                                -0-
                                                             ------------
        Total liabilities                                        607,505
                                                             ============
Commitments and Contingencies

Stockholders' Equity:
    Preferred stock, par value $.01 per share:
        Authorized 50,000,000 shares: 22.741 shares issued
        and outstanding at September 30, 2000.                         3
    Common stock, par value $.01 per share:
        Authorized 200,000,000 shares: issued and
        outstanding 60,558,755 shares at September 30, 2000      605,588
    Additional paid-in-capital                                22,666,032
    Accumulated deficit                                       23,165,728
    Accumulated other comprehensive income (Note_)             1,038,947
                                                             ------------
        Total stockholders' deficit                            1,144,842
                                                             ------------
                                                          $    1,752,347
                                                             ============

See accompanying notes to financial statements.

                                   CECS CORP.
          CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                            For the Three Months     For the Nine Months
                                                             Ended September 30,      Ended September 30,
                                                          ------------------------  -----------------------
                                                              1999         2000        1999         2000
                                                          -----------  -----------  ----------   ----------
Operating costs and expenses:
  General and administrative expenses                     $     1,098  $   344,287  $   17,226   $  388,272
  Professional and consulting expenses                        498,313       24,384     612,212      218,273
  Stock based compensation                                        -0-      520,000         -0-      520,000
                                                          -----------  -----------  ----------   ----------
      Total operating costs and expenses                      499,411      888,671     629,438    1,126,545
                                                          -----------  -----------  ----------   ----------
Other Income (expense):                                         3,125          -0-       6,289          -0-
                                                          -----------  -----------  ----------   ----------

Income (loss) from operations                                (502,536)    (888,671)   (635,727)  (1,126,545)
                                                          -----------  -----------  ----------   ----------
Extraordinary Gain (loss):
  Gain on sale of marketable securities                           -0-       29,069         -0-       29,069
  Gain on sale of certain contract rights                         -0-          -0-         -0-      203,075
  Gain on reconciliation of accruals                              -0-          -0-         -0-      115,576
                                                          -----------  -----------  ----------   ----------

Net Income (loss)                                            (502,536) $  (859,602)   (635,727)  $ (778,825)
  Other Comprehensive Income Net of Tax
                              (Note_)                                    1,038,947                1,038,947
                                                                       -----------               ----------
Comprehensive Income                                                   $   179,345               $  260,122
                                                          ===========  ===========               ==========


Net Income (loss) per share of common stock - Note 2:

  Basic Income (loss) per share:                          $     (0.02) $       -0-  $    (0.03)  $      -0-
                                                          ===========  ===========  ==========   ==========
  Diluted Income (loss) per share:                        $     (0.02) $       -0-  $    (0.02)  $      -0-
                                                          ===========  ===========  ==========   ==========


See accompanying notes to financial statements.






                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   CECS CORP.
                      CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                    For the Nine Months Ended September 30, 2000
                                   (Unaudited)


                                        Preferred Stock         Common Stock        Additional                  Compre-
                                        -----------------  ----------------------    Paid-in    Accumulated     hensive
                                         Shares    Amount     Shares      Amount     Capital      Deficit       Income      Total
                                        --------   ------  -----------   --------  -----------  ------------  ----------  ----------
Balance at December 31, 1999:              109.1   $    1   28,504,395   $285,044  $21,496,035  $(22,386,903)         --  $(605,824)

Issuance of preferred stock
  in exchange for debt and cash:             390   $    3                              779,997            --          --    780,000

Issuance of common stock
  on conversion of preferred stock:     (476.359)      --   19,054,360    190,544           --            --          --    190,544

Issuance of common stock
  for Stock Based Compensation:              -0-      -0-   13,000,000    130,000      390,000            --          --    520,000

Net income (loss) for the Nine months
  ended September 30, 2000:                                                                         (778,825)         --    778,825

Accumulated other comprehensive
  income (Note_):                                                                                              1,038,947  1,038,947
                                        --------   ------  -----------   --------  -----------  ------------  ----------  ----------
                                          22.741   $    3  $60,558,755   $605,588  $22,666,032  $ 23,165,728  $1,038,947  $  114,484
                                        ========   ======  ===========   ========  ===========  ============  ==========  ==========





See accompanying notes to financial statements.







                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   CECS CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the Nine Months
                                                                         Ended September 30,
                                                                      --------------------------
                                                                         1999            2000
                                                                      ----------       ---------
Cash flows from operating activities:
Net income (loss)                                                     $ (635,727)      $  (90,613)
                                                                      ----------       ----------
Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                            -0-              484
Change working capital - net:                                                -0-            1,124

Change in other assets - net                                              (5,650)         (21,642)

                                                                         (50,000)
                                                                         558,005          (70,944)
                                                                             -0-           (2,859)
                                                                             -0-
                                                                      ----------       ----------
Total adjustments                                                        502,355         (119,557)
                                                                      ----------       ----------
Net cash provided by (used in) operating activities                     (133,372)        (184,451)
                                                                      ----------       ----------
Cash flows from financing activities:
    Proceeds from notes payable                                          180,000
    Other long-term liabilities
                                                                      ----------       ----------
Net cash used in financing activities                                    186,289
                                                                      ----------       ----------
Net increase (decrease) in cash                                           52,917         (184,451)
Cash at beginning of period                                                2,074          197,117
                                                                      ----------       ----------
                                                                      $   54,991       $   12,666
Cash at end of period                                                 ==========       ==========

Supplementary disclosure of cash flow information:                    $      -0-       $      -0-
   Cash paid during the year for interest                             ==========       ==========




See accompanying notes to financial statements.





                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                   CECS CORP.
                          NOTES TO FINANCIAL STATEMENTS

Note 1. Financial Statements

        Business

        On January 17, 2000, the Board of Directors of the Company decided to change the business of Choices Entertainment Corporation ("Choices") to that of a technology holding company. At the annual stockholders meeting in May, 2000, the stockholders approved the change of the name of the Company to CECS CORP. In 1997, Choices sold all of its assets. Until then, Choices was engaged in the retail home video cassette rental business.

        Quarterly Financial Statements:

        The accompanying unaudited financial statements for the three-month and nine-month periods ended September 30, 2000 and 1999 have been prepared in accordance with the instructions for Form 10QSB.

        Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim period have been made. The results of operations for the three-month and nine-month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 2. Summary of Significant Accounting Policies

        Net Income (Loss) Per Common Share

        Primary income per share for the three-month periods ended September 30, 2000 and September 30, 1999 was computed by dividing the net income by the weighted average number of common shares outstanding during the periods.

        Fully diluted income per share for the nine-month periods ended September 30, 2000 and September 30, 1999 was computed by dividing the net income by the weighted average number of common shares outstanding during the periods, as well as the number of common shares that would be outstanding as a result of the conversion of the Company's preferred stock.

                                                                For the Nine Months
                                                                Ended September 30,
                                                           -----------------------------
         Number of shares used in calculation                 1999               2000
         ------------------------------------              -----------        ----------
            Basic                                          22,004,000         34,328,799
            Diluted                                        26,364,395         42,835,709

        Cash and Cash Equivalents

        The Company considers all certificates of deposit and highly liquid debt instruments purchased maturing in three months or less to be cash equivalents.

        Revenue Recognition

        Revenue is recognized using the accrual method of accounting.

        Securities

        Marketable securities are carried at market. Non-marketable securities are carried at cost.

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

Note 4. Notes Payable

        The Company continues to rely on borrowing and capital raising activities to provide funds for its for operating and investing activities. The Company has borrowed $340,000 as of the quarter ending September 30, 2000. The notes are for various monthly terms not exceeding one year and accrue interest at 12% per annum compounded annually payable at maturity.

Note 5. Related Party Transactions-Subsequent Events

        Subsequent Events

        Since Tracy M. Shier, President and CEO ("Shier") and Thomas Renna ("Renna"), VP Investor Relations have worked, generally, throughout 2000 without compensation, the Board of Directors approved cash compensation of $100,000 each through October 31, 2000. Compensation beyond that date was referred to the future recommendation of the Compensation Committee of the Board of Directors chaired by an outside director. Accordingly, $180,000 of compensation was accrued as current liability as of September 30, 2000 and the expense charged to General and Administrative Expense in the Statement of Operations.

        Additionally, the Board of Directors approved, as a direct grant of stock, for past services of Shier and Renna, 10,000,000 and 3,000,000 shares respectively of the Company's common stock. The fair market value per share of the Company's common stock OTC-BB was approximately $0.04 on October 25, 2000. These grants were recorded as common stock issued and the expense recorded as Stock Based Compensation (approximately $520,000) in the Statement of Operations. In conjunction with this compensation, the Board of Directors approved, in concept, a loan to Renna equal to the income tax effect of the grant of the common stock discussed above. The term of the loan is to be negotiated and the loan will bear interest at 12%. The loan will be secured by a pledge of the stock to be held by the company for safekeeping until the loan is repaid. As part of this transaction, both Shier and Renna have agreed to release the Company from any further claims for compensation for past services.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following is our discussion of certain significant factors that have affected the Company's financial condition changes in financial condition, and results of operations. The discussion also includes our liquidity and capital resources at September 30, 2000 and later dated information, where practicable. The following discussion should be read in conjunction with the Financial Statements and notes included in this form 10-QSB.

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

              We have acquired securities issued by publicly traded Photochannel Networks Inc. In January 2000, the Company subscribed to a private placement of CAN$2,300,000 principal amount of Convertible Subordinated Redeemable 0% Debentures maturing April 30, 2000 (the "Debentures") issued by PhotoChannel Networks Inc., a British Columbia corporation ("Photochannel"). The subscription agreement calls for advances to Photochannel in exchange for the issuance of Debentures as follows: CAN$350,000 by January 31, 2000; CAN$750,000 by February 29, 2000; and CAN$1,200,000 by April 14, 2000. The Debentures are convertible into Photochannel common stock, no par value, ("Photochannel Stock") at the rate of 1 share of Photochannel Stock for each CAN$.50 in debenture principal amount. Also, the company was granted warrants pursuant to a vesting schedule to purchase additional shares of Photochannel Stock as follows: 140,000 warrants with an exercise price of CAN$.75; 300,000 warrants with an exercise price of CAN$1.00; and 480,000 warrants with an exercise price of CAN$1.25. Each warrant entitles the Company to purchase 1 share of Photochannel Stock at the exercise price, for cash. The warrants are presently fully vested and will expire June 30, 2000. As of the date of the filing of this report on Form 10QSB, the Company had completed its obligations under the subscription agreement and has converted the Debentures to Photochannel Stock and has exercised the warrants. Upon completion of these transactions some part of the Photochannel Stock held by us was held of record by us but for the benefit of other persons and business entities.

              On or about xxx, 2000 we received a share certificate for [1,590,590] Shares of Photochannel Stock. [more]

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

              The Company generated [no revenues] from operations during the [nine] three months ended September 30, 2000. The Company did, however, realize an extraordinary gain of US$203,075 (CAN$300,000) as a result of the sale of its contractual rights to subscribe to certain of the securities of Photochannel in the transaction described above. The primary source of funds for the nine-month period was the completion of a private placement of the Company's Series C Preferred Stock (the "Preferred Stock") and shareholder loans.

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

              The Company paid down $250,000 of notes outstanding as a result of the private placement discussed above but has subsequently borrowed $340,000 at an interest rate of 12%.

              We anticipate that the Company will not generate any significant revenues until we accomplish our business objective of merging or acquiring revenue producing assets from a nonaffiliated entity. We presently have no liquid financial resources to offer an acquisition candidate and must rely upon an exchange of our stock to complete a merger or acquisition.

              Between December 31, 1999 and September 30, 2000 the Company incurred a net loss on continuing operations of $(278,649) and achieved net income of $40,002. Because of the number of shares outstanding, earnings on a per share basis is negligible but positive.

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

(8) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated August 30, 1999 and incorporated herein by reference.

(9)       Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report On Form 10QSB for the period ended September 30, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CECS CORP.
                                      (Registrant)

Date:   November 14, 2000              By:   /s/ Tracy M. Shier
                                       --------------------------------------
                                       Tracy M. Shier, Director, President and
                                       Chief Executive Officer