Form 10KSB40
period 2000-12-31
CHOICES ENTERTAINMENT CORP
filed 2001-04-17
CIK 822935

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-17001

CECS CORP.
(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-1529536 (I.R.S. employer identification No.)
111 Queen Anne Avenue North, Suite 501 Seattle, Washington (Address of principal executive offices)	98109 (Zip Code)

Issuer's telephone number, including area code: (206) 279-9200

Securities registered under Section 12(b) of the Exchange Act:    NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $.01 PER SHARE
(Title of class)

    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

    Issuer's revenues for the year ended December 31, 2000:    $0

    Aggregate market value of the voting stock held by non-affiliates of the registrant based upon a price of $.01 per share, the closing price of the registrant's Common Stock at March 29, 2001:    $477,179

    For purposes of this calculation, all directors and officers of the registrant have been considered affiliates.

    Number of outstanding shares of Common Stock at March 29, 2001:    47,717,875

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

PART I

Item 1.  Description of Business

Our Business

    The Board of Directors (the "Board") of Choices Entertainment Corporation (the "Company" or "We") adopted a proposal on January 17, 2000 to change the business of the Company to that of a technology holding company. The shareholders of the Company approved the change of the name of the company to CECS CORP. at their annual meeting held on May 26, 2000 in Seattle, Washington.

    We are acquiring, investing in, and incubating companies engaged in Internet, computing and other technologies in various stages of development with a primary focus of operating these companies.

What We Have Done

Photochannel Networks Inc.

    We acquired securities issued by publicly traded Photochannel Networks Inc. In January 2000, the Company subscribed to a private placement of CAN$2,300,000 principal amount of Convertible Subordinated Redeemable 0% Debentures maturing April 30, 2000 (the "Debentures") issued by PhotoChannel Networks Inc., a British Columbia corporation ("Photochannel"). The subscription agreement calls for advances to Photochannel in exchange for the issuance of Debentures as follows: CAN$350,000 by January 31, 2000; CAN$750,000 by February 29, 2000; and CAN$1,200,000 by April 14, 2000. The Debentures are convertible into Photochannel common stock, no par value, ("Photochannel Stock") at the rate of 1 share of Photochannel Stock for each CAN$.50 in Debenture principal amount. The Debentures were converted to Photochannel Stock prior to maturity in accordance with the terms of the Debentures.

    Also, the company was granted warrants pursuant to a vesting schedule to purchase additional shares of Photochannel Stock as follows: 140,000 warrants with an exercise price of CAN$.75; 300,000 warrants with an exercise price of CAN$1.00; and 480,000 warrants with an exercise price of CAN$1.25. Each warrant entitled the Company to purchase 1 share of Photochannel Stock at the exercise price, for cash. The warrants were exercised in full before the expiration date of June 30, 2000. As of the date of the filing of this report on Form 10KSB, the Company had completed its obligations under the subscription agreement.

    In September 2000, we received a certificate for 1,590,250 shares of freely trading Photochannel Stock representing our portion of the total offering of Debentures actually subscribed, paid for, and converted by us and our exercise of the warrants with an exercise price of CAN$.50 and the partial exercise by us of the warrants with an exercise price of CAN$.75. The contract rights to subscribe to the balance of the debentures and warrants were sold by us to third parties for an aggregate cash amount of US$203,095.

    As of the end of March 2001, we held only 10,000 shares of Photochannel Stock. In late September 2000, the board of directors decided to reduce our exposure to the vagaries of the stock market by commencing to sell Photochannel Stock. This decision was additionally based on the fact that substantially all of our working capital was overly concentrated in the Photochannel Stock position. See, Management's Discussion and Analysis Or Plan Of Operation for details relating to the liquidation of shares of Photochannel Stock.

About Photochannel

    Photochannel is a development stage company engaged in E-commerce selling online photo-finishing services and digital and other cameras and photographic equipment. Photochannel's website may be viewed at www.photochannel.com.

Tridium Research, Inc.

    We acquired securities of non-publicly traded Tridium Research, Inc. In March 2000, the Company paid $50,000 cash to acquire 250,000 shares of common stock of Tridium Research Inc., a Washington corporation ("Tridium") based in Kirkland, Washington. In June 2000, we acquired an additional 125,000 shares of common stock in Tridium for $25,000. The 375,000 shares of common stock acquired represents in excess of 5% of all Tridium common stock issued and outstanding. Originally, the Company obligated itself to provide an additional $200,000 to Tridium, upon terms and conditions to be determined, but no satisfactory agreement could be reached as to such terms and conditions and other than the additional $25,000 invested, we have made no further acquisition of Tridium securities.

About Tridium

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

    Tridium has a patent application pending with respect to the hardware and the software that it has developed, but no assurance can be given that a patent or patents will issue.

    More information about Tridium can be obtained from its website at www.dualmonitor.com.

SoftUse, Inc.

    We organized a wholly owned subsidiary named SoftUse, Inc. ("SoftUseSM") under the laws of the state of Delaware on November 2, 2000. The total number of shares SoftUseSM is authorized to issue is 1,000 shares of common stock, all of which have been subscribed by CECS CORP. SoftUseSM had no material operating or financial activity in the fiscal year covered by this report.

About SoftUseSM

    SoftUseSM has obtained domain names as Softuse.com and Softuse.ws. Still in the early stages of organization and development, SoftUseSM will be developed as an application service provider or "ASP". The new subsidiary has developed a demonstration website still under construction, and is in the process of establishing strategic alliances with companies engaged in providing services to ASP's.

SoftUseSM is also engaged in discussions regarding the acquisition of other companies with particular applications to be offered by SoftUseSM.

Speaklink, Inc.

    We have provided capital on a loan basis to Speaklink, Inc. (Speaklink), a privately held company based in Seattle, Washington. The Company is the holder of two Speaklink promissory notes each in the amount of $35,000. The first note, dated October 19, 2000, matured December 19, 2000 and the second note, dated October 27, 2000, matured December 27, 2000, in each case with accrued interest. The notes contain all of the standard terms and conditions of commercially reasonable promissory notes written or made in the ordinary course of business. The Company has not demanded repayment of the notes at this time and is in discussion with Speaklink as to repayment, conversion of the notes to equity or other satisfaction of the notes.

About Speaklink

    Speaklink is a voice application service provider (VASP) making business applications and Internet-based content available to anyone with a telephone. Speaklink designs, develops, hosts and maintains platform agnostic, 100 percent VoiceXML compliant applications for companies, organizations, and government entities looking to gain a presence on the burgeoning "Voice Web". At the same time, Speaklink provides the telecommunications infrastructure that allows end users to access voice applications developed in-house or by outside developers. Combining all of these services makes Speaklink the ideal partner for companies wanting to extend their reach to anyone with a telephone, anytime, anywhere. Speaklink:

It's your Web . . . Speak to it!SM

    More information about Speaklink can be obtained from its website at www.Speaklink.com.

Fastvoice.com, Inc.

    We have provided capital pursuant to a bridge loan regime to Fastvoice.com, Inc. (Fastvoice), a privately held company based in Seattle, Washington. The Company is the holder of a Fastvoice.com promissory note in the amount of $72,000 dated January 11, 2001 and maturing July 31, 2001. The rate of interest on the note is 11%. The promissory note of Fastvoice.com has been structured as a part of a Term Sheet with Zilkah Venture Partners, L.P. ("Zilkah") pursuant to which Zilkah and others have advanced approximately $700,000 to Fastvoice.com.

About Fastvoice

    Fastvoice has developed an integrated communications solution that is device, operating system and "last mile" independent. Fastvoice offers a market-ready telecom carrier grade solution that is truly scaleable and that offers full integration of calendaring, scheduling, task management, messaging, contact management, CRM, call screening, alerting, and real time group collaboration. All of the features are made available using any duplex communication device. Fastvoice enables WAP like functionality to standard wire-line as well as non-WAP wireless telephony. Fastvoice compliments most legacy systems, synchronizing with MS-Outlook, Lotus, Palm, and other similar systems. More information about FastVoice can be obtained from its website at www.fastvoice.com.

Other Matters

    Since the board of directors resolution in January 2000 adopting what we call the Millenium Initiative, the two executives of the company, Tracy Shier and Thomas Renna, have spent substantially all of their time: raising capital, establishing headquarters offices in leased facilities at Seattle,

Washington, administering the Company's obligations as a publicly traded company, finding, evaluating, negotiating for and acquiring interests in technologies and technology companies to be acquired, attempting to attract additional qualified personnel to handle managerial, administrative and clerical tasks, and maintaining shareholder relations.

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

    As a result of the termination of the letter of intent, Lorne Bradley resigned as our Chairman and President. Also, we have issued 500,000 restricted shares of the Company's common stock to Republic or its nominee as a negotiated settlement with Mr. Bradley in connection with the termination of the letter of intent. The reasons the Board decided to terminate the Republic agreement included the then current state of the hotel financing market, the overbuilt and late stage status of the hotel industry and, most importantly, a lack of enthusiasm for financing the hotel business plan on the part of our existing shareholders.

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

  •
  to maximize the rate of return on shareholders' equity and enhance shareholder value;

  •
  to earn a rate of return over and above our cost of capital of not less than 2 times our cost of capital, including capital provided by debt (if any), equity and funds generated from business operations;

  •
  to grow total assets to $50,000,000 and thereafter to increase our assets until we experience decreasing rates of return on investment capital;

  •
  to generate revenues sufficient to cover our general and administrative expenses and to service debt (if any).

    Our strategies include:

  •
  to acquire by purchase or merger interests in companies focusing on commercially viable technological advances;

  •
  to incubate some companies which we believe have exceptionally good prospects for future commercial success but may not generate positive economic results in the near term while in a development stage;

  •
  to maximize the value of the companies we hold, in whole or in part, (our "clients") by assisting them in building business operations and opportunities having the potential to be highly profitable and becoming leaders in their particular industry or sub-industry;

  •
  to discontinue, sell, spin-off, offer for merger or acquisition, or otherwise dispose of those interests or companies that have matured to the point where the rate of return based on profitability to be expected from continued ownership is equal to or below our cost of capital.

    Our tactics include:

  •
  presently to focus on Internet and computer related technologies, however, nothing in our business plan limits us from taking positions or starting companies in other technological areas such as telecommunications, bio-medical, micro-scanning and other high-technology fields or industries;

  •
  to acquire and build a highly skilled, experienced and talented team of company executives and support people and to maximize their productivity through technology;

  •
  to raise capital at a cost that approaches market rates for companies engaged in similar businesses;

  •
  to maintain at relatively low levels our company general and administrative expense;

  •
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

    During the fiscal year ended December 31, 2000, we had an operating loss of approximately $425,000, net loss of approximately 61,000, and other comprehensive income of $57,763. We may not have operating income or net income in the future. If we continue to operate at a loss, we may not have enough money to maintain or grow our business.

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

    Our rapid growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. Further, as the number of our subsidiaries, client companies, and other business partners grows, we will be required to manage multiple relationships with various strategic partners and other third parties. Further growth of ur business will increase the strain on our managerial, operational and financial resources, which in turn will limit our ability to successfully implement our business plan. In addition, our success is dependent on our ability to attract, train, retain and motivate highly skilled people, especially for our management team. Our success also depends on our ability to attract, train, retain, and motivate other highly qualified technical and managerial personnel. Competition for people such as these is intense. In addition, our future success will depend on our ability to build a support organization commensurate with the growth of our business and the Internet. Currently, the Company only has two unpaid executive officers and no employees.

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

    Our officers, directors and 5% or greater shareholders beneficially owned approximately 45% of our voting stock on a fully diluted basis as of March 29, 2001. As a result, this group possesses significant influence over the Company on matters including the election of directors. The concentration of ownership may: delay or prevent a change in control; impede a merger, consolidation, takeover or other business involving the Company; or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

General description—history

    On June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation ("West Coast"). Prior to the sale to West Coast (the "West Coast Transaction"), the Company operated a chain of retail video home entertainment stores, principally under the trade name CHOICES® MOVIES AND GAMES, which rented and sold videocassette tapes, video games and other video home entertainment products. The Company's home entertainment stores were located in Delaware, New Jersey and Pennsylvania.

    The Company's board of directors by resolution dated January 17, 2000, adopted the Millenium Initiative and changed the business of the Company from video rentals to that of being a technology holding company.

    The Company was incorporated in Maryland in July 1985, under the name PPV Enterprises, Inc., and was reincorporated in Delaware under the name DataVend, Inc. in August 1987. In March 1990, the Company changed its name to "Choices Entertainment Corporation." In May 2000, the company changed its name to CECS CORP.

Employees and other matters

    The company has no paid employees. The two primary executives of the Company are Tracy M. Shier ("Shier") and Thomas Renna ("Renna"), both of whom provide all or substantially all of their time to the business affairs of the Company. In return, the board of directors has from time-to-time granted Shier and Renna cash and other compensation on a past services rendered basis. In the future,

Mr. Shier will not contribute full time to the company and will be paid on a time and billing basis at the rate of $250 per hour, his usual professional services billing rate. Other terms of both Shier's and Renna's involvement in the company have yet to be negotiated and finalized.

Item 2.  Description of Property

    The Company's executive offices of approximately 2,200 square feet of Class B office space are subleased pursuant to a non-cancelable operating lease that expires December 30, 2001. The rent is $4,292 per month through December 30, 2001.

Item 3.  Legal Proceedings

    The Company is a defendant to the lawsuit Dion Signs & Service, Inc. vs. Choices Entertainment Corporation, Civil Action No. 91-6871. The case is now pending in the Providence County Superior Court, Providence, Rhode Island. Dion Signs & Service, Inc. alleges that it is owed approximately $33,000 plus interest, costs and reasonable attorney's fees for the failure by Choices Entertainment Corporation to pay for signage that was erected at various locations pursuant to a contract. The Company is advised that pre-judgment interest on the claim accrues from the date the cause of action arose and that the amount of pre-judgment interest could approximate the amount of the claim, or approximately $33,000. Litigation is always uncertain and management intends to vigorously defend the lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5.  Market for Common Equity Stock and Related Stockholder Matters

    The Company's Common Stock trades in the over-the-counter market on the Bulletin Board ("OTC-Bulletin Board") under the symbol CECS. The following table sets forth the high and low inside bid prices as reported by the Bulletin Board.

	Common Stock (CESC)
	High	Low
2000
First quarter	.32	.32
Second quarter	.08	.08
Third quarter	.10	.09
Fourth quarter	.02	.02
1999
First quarter	.01	.006
Second quarter	.03	.006
Third quarter	.155	.01
Fourth quarter	.10	.045

    On March 29, 2001, the closing price for the Company's common stock was $.01 as reported by the OTC-Bulletin Board.

    The quotations set forth above reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

    Holders.  As of March 29, 2000, approximately 598 holders of record held the outstanding shares of the Company's common stock and 2 holders of record held the outstanding shares of the Company's preferred stock.

    Dividends.  The Company has not declared or paid any dividends on its common stock since its inception. The Board of Directors does not contemplate the payment of dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operation or Plan of Operation

    The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition, changes in financial condition and results of operations. It also includes a discussion of the Company's liquidity and capital resources at December 31, 2000, and later dated information, where practicable. This discussion should be read together with the Company's Financial Statements and the Notes thereto beginning on page F-1.

    This schedule contains summary unaudited financial information taken from the financial statements of CECS CORP. (formerly "Choices Entertainment Corporation") and is qualified in its entirety by reference to such financial statements.

	2000	1999	1998	1997	1996
Statement of Operations Data:
Net Sales	$—	$—	$—	$—	$—
Cost of Sales	—	—	—	—	—

Gross Profit	—	—	—	—	—
Operating Expenses	425,808	825,816	117,736	716,369	655,059

Income (Loss) From Operations	(425,808)	(825,816)	(117,736)	(716,369)	(655,059)
Other Income (Expense)	364,652	(14,973)	353,307	(37,081)	(51,830)

Income (Loss) from Continuing Operations	$(61,156)	$(840,789)	$235,571	$(753,450)	$(706,889)

Per Share Data:
Continuing Operations	$.00	$(.03)	$.01	$(.03)	$(.03)

Weighted Average Shares Outstanding (Basic)	40,674,367	24,489,327	22,004,000	22,004,000	22,004,000

Balance Sheets:
Total Assets	689,590	20,113	2,220	201,996	1,179,859
Total Liabilities	520,816	625,936	92,254	524,939	2,506,406

Stockholders' Equity	168,774	(605,823)	(90,034)	(322,943)	(1,326,547)

Financial Condition, Liquidity and Capital Resources

    On June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation ("West Coast"). Notwithstanding the sale of its operating business, the Company's financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accounting affect of the sale of substantially all of the Company's assets and business to West Coast (the "West Coast Transaction") was a net loss of $2,663 for the year ended December 31, 1998, before extraordinary income of $303,799 relating to the affects of the West Coast

Transaction. There was no material accounting effect on the financial statements of the Company due to the West Coast Transaction for the periods ended December 31, 2000 and December 31, 1999.

    As of December 31, 2000, the Company had a net working capital of approximately $1,100. As of March 31, 2001, the Company had approximate cash balances of $74,000 (unaudited).

    The primary source of funds for the year ended December 31, 2000 was the net proceeds of a private offering of the Company's Series C Preferred Stock, shareholder loans evidenced by promissory notes, and the sale of marketable securities and contract rights.

    During the course of the year, we borrowed $340,000 net of repayments, at interest rates of 12%. The Company had no revenues.

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

    From September 2000 to the present, the Company has been engaged in a selling program of its Photochannel Stock.

    In the event the Company is not successful in securing needed capital in the near term, as to which no assurance can be given, the Company does not believe that there will be any amounts available for distribution to the Company's stockholders.

Capital Expenditures

    The Company's capital expenditures were $25,212 during the year ended December 31, 2000.

Material Changes in Financial Condition

    The following material changes in financial condition reflect changes occurring during the period from December 31, 1999 through December 31, 2000.

Assets:

    Total assets increased by approximately $669,000 during the period from December 31, 1999 through December 31, 2000, as the result of the investment of the proceeds from: the private placement of 390 shares of Series C Preferred Stock, shareholder loans and the sale of securities and contract rights held by the Company.

Liabilities:

    Total liabilities decreased by approximately $105,000 during the period from December 31, 1999 through December 31, 2000, primarily due to the conversion of certain prior existing debt to equity in connection with the private offering of Series C Preferred Stock, the repayment of indebtedness for cash, and the settlement and satisfaction of outstanding accrued payables.

Stockholders' Equity:

    During the period from December 31, 1999 through December 31, 2000, the increase in stockholders' equity of approximately $775,000 was due to an increase in assets with a reduction of liabilities and and increase in other comprehensive income of approximately $57,700 for the year ended December 31, 2000.

Material Changes in Results of Operations

    The following material changes in results of operations occurred during the two-year period from January 1, 1999 through December 31, 2000.

Continuing Operations:

    Losses from continuing operations were approximately $425,000 during 2000, compared to losses of approximately $841,000 during 1999. The decrease of approximately $416,000 was due primarily to the repayment, settlement and other disposition of the Company's accrued professional and consulting expense. General and administrative expense increased to $225,933 in 2000 from $29,985 in 1999 due primarily to the establishment of corporate offices and increased business activity at the Company.

Net Loss:

    The Company had a net loss of approximately $61,000 for 2000, which included non-operating gain of $364,652 compared to net loss of approximately $841,000 in 1999. The non-operating gain was due primarily to the sale of the Company's securities and contract rights.

Item 7.  Financial Statements

    Our financial statements and notes thereto are filed together with this report starting at Page F-1. The financial statements and notes for the period ending December 31, 2000 are audited by Miller and Co. LLP and are included herein based on their report dated April 11, 2001.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

    The information called for by Items 9-12 of Form 10KSB are contained in the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2001 Annual Meeting of Stockholders and is hereby incorporated by reference to the Definitive Proxy Statement, as filed.

Item 13. Exhibits, List and Reports on Form 8-K

(a)
Exhibits are listed in the Index to Exhibits appearing on Page E-1.

(b)
Reports on Form 8-K during the quarter ended December 31, 2000.  None

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10KSB for the period ending December 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICES ENTERTAINMENT CORPORATION
Date: April 16, 2001	By:	/s/ TRACY M. SHIER Chief Executive Officer
Date: April 16, 2001	By:	/s/ TRACY M. SHIER Interim Chief Financial Officer

    In accordance with the Exchange Act, this report is signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ PATRICK HOWARD Patrick Howard	Director	April 16, 2001
/s/ TRACY M. SHIER Tracy M. Shier	Director	April 16, 2001
/s/ THOMAS RENNA Thomas Renna	Director	April 16, 2001

[LETTERHEAD]
INDEPENDENT AUDITORS' REPORT

     To the shareholders CECS CORP.
Seattle, Washington

    We have audited the accompanying balance sheet of CECS CORP. as of December 31, 2000, and the related statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CECS CORP. as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage enterprise, and suffered recurring losses from operations for the years ended December 31, 2000 and 1999. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      /s/ Miller and Co. LLP

Santa Monica, California
April 11, 2001

CECS CORP.
(A development stage company)

BALANCE SHEET

December 31, 2000
ASSETS
Current assets:
Cash	$23,966
Cash due from brokers	39,242
Marketable securities	446,359
Prepaid rent	12,332

Total current assets	521,899
Other assets:
Furniture fixtures and equipment— Less accumulated depreciation of $2,521	22,691
Non-marketable securities, at cost	75,000
Notes receivable	70,000

Total assets	$689,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$61,851
Accrued expenses	23,516
Accrued professional fees—related parties	95,449
Notes payable	340,000

Total current liabilities	520,816
Long-term liabilities	—

Total liabilities	520,816
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share
Authorized 50,000,000 shares: 17.741 issued and outstanding at December 31, 2000	0.18
Common stock, par value $.01 per share:
Authorized 200,000,000 shares:
Issued and outstanding 47,717,875 shares at December 31, 2000	477,179
Additional paid-in-capital	22,081,901
Accumulated deficit	(22,448,069)
Accumulated other comprehensive income	57,763

Total stockholders' equity	168,774

Total liabilities and stockholders' equity	$689,590

See accompanying notes to financial statements.
See Accompanying Independent Auditors' Report.

CECS CORP.
(A development stage company)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	1999	2000
Operating costs and expenses:
General and administrative expenses	$29,985	$225,933
Professional and consulting expenses	770,831	175,961
Acquisition termination	25,000	—

Total operating costs and expenses	825,816	401,894
Other expense:	(14,973)	(23,914)

Loss from operations	(840,789)	(425,808)

Non-operating gain:
Gain on sale of marketable securities	—	161,557
Gain on sale of certain contract rights	—	203,095

Total non-operating gain	—	364,652

Net loss	(840,789)	(61,156)

Other comprehensive income	—	57,763

Comprehensive loss	$(840,789)	$(3,393)

Net loss per share of common stock:
Basic net loss per share	$(0.03)	$(0.00)
Diluted net loss per share	$(0.03)	$(0.00)

See accompanying notes to financial statements.
See Accompanying Independent Auditors' Report.

CECS CORP.
(A development stage company)

STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended 12/31/00

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (loss)
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 1999	109.100	$1.09	28,504,395	$285,044	$21,496,035	$(22,386,913)	$—	$(605,833)
Issuance of preferred stock in exchange for debt and cash	390.000	3.90			777,996			778,000
Issuance of common stock on conversion of preferred stock	(481.359)	(4.81)	19,213,480	192,135	(192,130)			—
Net loss for the year ended December 31, 2000						(61,156)		(61,156)
Accumulated other Comprehensive Income							57,763	57,763

Balance at December 31, 2000	17.741	$0.18	47,717,875	$477,179	$22,081,901	$(22,448,069)	$57,763	$168,774

See accompanying notes to financial statements.
See Accompanying Independent Auditors' Report.

CECS CORP.
(A development stage company)

STATEMENT OF CASH FLOWS

	For the Years Ended December 31,
	1999	2000
Cash flows from operating activities:
Net loss	$(840,789)	$(61,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,521
Stock issued as compensation and services	325,000	10,000
Realized gain on sale of investments		(364,652)
Change in operating assets and liabilities:
(Increase) decrease in cash due from brokers	—	(39,242)
(Increase) decrease in prepaid rent	(473)	(11,713)
Increase (decrease) in accounts payable and accrued liabilities	283,682	(317,445)

Total adjustments	608,209	(720,531)

Net cash used in operating activities	(232,580)	(781,687)

Cash flows from investing activities:
Additions to furniture and fixtures	—	(25,212)
Acquisition of non-marketable investments and rights	—	(75,000)
Acquisition of marketable securities, at cost	—	(605,700)
Issuance of notes receivable	—	(70,000)

Net cash used in investing activities		(775,912)

Cash flows from financing activities:
Proceeds from sale of investments	—	704,071
Proceeds from notes payable	300,000	686,500
Payments of notes payable	(50,000)	(351,500)
Proceeds from issuance preferred stock, net	—	523,000

Net cash provided from financing activities	250,000	1,562,071

Net increase in cash	17,420	4,472
Cash at the beginning of the period	2,074	19,494

Cash at the end of the period	$19,494	$23,966

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,800	$1,005

Non-cash exchange of notes payable for preferred stock		$245,000

See accompanying notes to financial statements.
See Accompanying Independent Auditors' Report.

CECS CORP.
(A development stage company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2000 AND 1999

Note 1—Nature of Operations

Business Activities

    The Company was incorporated under the laws of the State of Maryland on July 11, 1985, as "PPV Enterprises, Inc." On August 18, 1987, the Company changed its name to "DataVend, Inc." and reincorporated under the laws of the State of Delaware. On March 14, 1990, the Company changed its name to Choices Entertainment Corporation. On June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation. On August 30, 1999, the Company entered into an agreement the effect of which would have been to change the company to a hotel properties holding and operating company. On January 16, 2000, the Company's Board of Directors adopted a plan to change the business of the Company to that of a technology holding company and terminated the plan to become a hotel company effective as of December 30, 1999. On May 26, 2000, the Company's shareholders approved the change of the name of the corporation to CECS CORP.

Note 2—Summary of Significant Accounting Policies

Equity Securities

    The Company accounts for investment in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," which classifies investments as trading securities, available for sale securities, and held to maturity securities. SFAS No. 115 requires unrealized holding gains and losses for available-for-sale securities to be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.

    Non-marketable securities are carried at cost, unless the Company believes and has reason to believe that the securities should be valued at some lower basis due to impairment or realization.

Comprehensive Income

    The Company accounts for other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company's other comprehensive income is composed of unrealized holding gains during the year and reclassification adjustments for realized gains are included in net income or loss.

Use of Estimates

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

Reclassification and Restatement

    In order to facilitate the comparison of financial information, certain amounts reported in prior year comparative totals have been reclassified to conform with the current year presentation.

Development Stage Enterprise

    The Company is considered as a dormant enterprise that was reactivated to undertake development stage activities. Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprise", requires the disclosure of cumulative amounts of results of operations and cash flows from the inception of each development stage. The cumulative amounts from January 16, 2000 to December 31, 2000 are substantially the same as the results of operations and cash flows for the year ended December 31, 2000.

New Accounting Pronouncements

    The SEC issued accounting guidance for stock option exercise rescissions under EITF Topic No. D-93, which was discussed January 17-18, 2001. This accounting guidance did not affect the direct grant of common stock that was recorded as Compensation expense in the third quarter. The recipients declined the grant before the common stock could be issued. The board voided the grant. Compensation expense for the grant of common stock was subsequently corrected in the fourth quarter.

Note 3—Liquidity

    The Company's financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $22,448,069 as of December 31, 2000 and net loss of approximately of $61,000 and $841,000 for the years ended December 31, 2000 and 1999 respectively.

    As of March 31, 2001, the Company has approximately $74,000 in cash. In the year 2000, the Company relied on raising capital privately, borrowing, and the proceeds from the sale of marketable securities to provide capital for its operating and investing activities. The Company's viability for the foreseeable future is dependent upon its ability to find business opportunities and raise needed capital. The Company's ability to raise needed capital is seriously in question. In the event the Company is not successful in securing needed capital in the near term, as to which no assurance can be given, the Company does not believe that its viability as an ongoing business is assured. The Company's business plan is focused, in the near term, on acquiring assets and building operating companies. The Company is involved in discussions with several companies about acquiring either the target company or certain assets of the target company. None of the referenced discussions are sufficiently far advanced to warrant specific disclosure about the target property or company. In each case, additional capital is required to realize the value of the intellectual property or franchise value of the target company to be acquired. Management intends, among other things, to raise capital privately prior to the end of June 2001. If the Company is unable to raise needed capital, then it is likely that current management will not implement the current business plan.

Note 4—Marketable Equity Securities

    The Company's investments in marketable equity securities are classified as available-for-sale. The cost and approximate fair value of marketable equity securities available-for-sale are summarized as follows at December 31, 2000:

	Cost	Unrealized Gain	Fair Value
Publicly traded securities	$388,596	$57,763	$446,359

    Gross unrealized holding gains were $57,763 at December 31, 2000. For the year ended December 31, 2000, gross proceeds from the sale of securities was $378,662, with an average cost of $217,105, and gross realized gains of $161,557 using the average cost method. See Note 14—Subsequent Events.

Note 5—Notes Receivable

    We have provided capital on a loan basis to Speaklink, Inc. (Speaklink), a privately held company based in Seattle, Washington. The Company is the holder of two Speaklink promissory notes each in the amount of $35,000. The first note, dated October 19, 2000, matured December 19, 2000 and the second note, dated October 27, 2000, matured December 27, 2000, in each case with accrued interest. The notes contain all of the standard terms and conditions of commercially reasonable promissory notes written or made in the ordinary course of business. The Company has not demanded repayment of the notes at this time and is in discussion with Speaklink as to repayment, conversion of the notes to equity or other satisfaction of the notes. See also Note 14—Subsequent Events.

Note 6—Notes Payable

    As of December 31, 2000, the Company has notes payable outstanding in the amount of $340,000. The Company's 12% unsecured promissory notes in the principal amount of $340,000 are mature at December 31, 2000 See Note 14—Subsequent Events as to subsequent repayments.

Note 7—Disclosure of Information About Capital Structure

    The Financial Accounting Standards Board issued in February 1997, SFAS No. 129 "Disclosure of Information about Capital Structure". SFAS 129 requires disclosure of descriptive information about securities, e.g. rights and privileges of the various securities outstanding, the number of shares issued upon conversion, exercise, or satisfaction, or required conditions and liquidation preferences of preferred stock (Convertible Preferred Shares).

    At the Company's Annual Meeting of Stockholders held in May 2000, the Company's stockholders approved an increase of the capital stock of the Company to 200,000,000 shares of common stock and 50,000,000 shares of preferred stock.

    The Company's common stock is currently traded in the over-the-counter market on the OTC-Bulletin Board. On March 29, 2001 the last sale price was $.01 as reported by the OTC-Bulletin Board.

    The Company has not declared or paid any dividends on its preferred or common stock. The Board of Directors does not contemplate the payment of dividends in the foreseeable future.

Rights and Privileges

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

Note 8—Stock Options

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

    The following table sets forth information with respect to incentive stock options under the Plan for the year ended December 31, 2000:

Expiration Date	Number of Holders	Shares of Common Stock Subject to Option	Exercise Price per Share
November 29, 2001	1	1,500,000	$0.75

Non-qualified management incentive options

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

    Registration statements under the 1933 Act have been filed by the Company with respect to the 8,425,001 shares underlying the 1987 Stock Option and Appreciation Rights Plan (the "1987 Plan"), the outstanding Long-Term Management Incentive Options, the 1991 Management Options, and the 1994 Management Options, and an option held by a director. Of these options, 3,591,501 have either been cancelled, exercised or have expired and 1,694,000 options remained unissued under the 1987 SOP.

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

Note 9—Net Income (Loss) Per Share of Common Stock

    Basic and diluted loss per share for the years ended December 31, 2000 and 1999, was computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. No consideration was given to the conversion of preferred stock since the result of that calculation would be antidilutive. The approximate number of shares used in the computation of loss per share amounts is as follows:

Year ended December 31,	Number of Shares used in Calculation
2000
Basic and Diluted	40,674,367
1999
Basic and Diluted	24,489,387

Note 10—Income Taxes

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

    As of December 31, 2000 the Company had approximately $19,575,000 of net operating loss carry-forwards for tax purposes which may be available to offset future federal income, if any, through 2021. The amount ultimately available, if any in future years, is subject to certain limitations. Should the Company operate profitably in future years, it may be subject to current tax expense in certain states for which no net operating loss carry-forwards are available.

Note 11—Commitments

    The Company leases its office facilities in Washington under a noncancelable operating lease that expires December 30, 2001. The rent is $4,292 per month through December 30, 2001. Prior to June

2000, the Company's executive office was provided rent-free by the Company's President. The rent expenses for the years ended December 31, 2000 and 1999 were $34,595 and $0 respectively.

Note 12—Pending Litigation

    The Company is a defendant to the lawsuit Dion Signs & Services, Inc. vs. Choices Entertainment Corporation, Civil Action No. 91-6871. The case is now pending in the Providence County Superior Court, Providence, Rhode Island. Dion Signs & Services, Inc. alleges that it is owed approximately $33,000 plus interest, costs and reasonable attorney's fees for the failure by Choices Entertainment Corporation to pay for signage that was erected at various locations pursuant to a contract. The case has been set for trial, and the parties are in the process of discovery. Litigation is always uncertain and management intends to vigorously defend the lawsuit.

Note 13—Payments to Related Parties

    The Company made payments to Tracy Shier, President and CEO ("Shier"), Thomas Renna, Vice President ("Renna") and George Pursglove, formerly Interim CFO and Director ("Pursglove") in the amounts of $147,000, $166,000 and $20,000 respectively during the year 2000, of which $180,000 was for payment for services incurred and accrued in prior years. The Company also settled a $25,000 obligation to a company of which a Company director is an officer of Seattle Northwest.

    The board of directors approved cash compensation for past services in the year 2000 to Shier and Renna for $100,000 each through October 2000, some portion of which compensation is included in the above amounts.

    Additionally, the board of directors approved a direct grant of common stock of the company to Shier and Renna in the amounts of 10,000,000 and 3,000,000 shares respectively of the Company's common stock. The fair market value per share of the Company's common stock as quoted on the OTC-BB was approximately $0.04 as of the day of the grant. These grants were recorded as Stock Based Compensation in the approximate amount of $520,000 in the Statement of Operations in the quarter ended September 30, 2000. The grant of stock to Renna and Shier has been declined by recipients and the board has voided the grant. Compensation expense for the grant of common stock was subsequently corrected in the fourth quarter.

Note 14—Subsequent Events

    Subsequent to the balance sheet date, the Company sold 976,000 shares of marketable securities at prices ranging from $0.43 to $0.11 per share. Net proceeds were $238,483 with an average cost of $368,543 and net realized loss of $130,060 in the subsequent period. As of March 16, 2001, the Company had 52,650 shares remaining with a fair value of $8,161, cost of $20,054, unrealized loss of $11,893.

    In January 2001 the Company loaned $72,000 in cash to Fastvoice.com, Inc., a Washington corporation ("Fastvoice") based in Seattle, Washington. The Company is the holder of a Fastvoice.com promissory note in the amount of $72,000 dated January 11, 2001 and maturing July 31, 2001. The rate of interest on the note is 11%. The promissory note of Fastvoice.com has been structured as a part of a

Term Sheet with a third party pursuant to which that third party and others have advanced approximately $700,000 to Fastvoice.com.

    The Company repaid $10,000 in full satisfaction of principal to a noteholder in February 2001; repaid $20,000 in partial payment of principal to a noteholder in April 2001; and came to an agreement with a noteholder on the characterization of an obligation and paid the amount thereof for $12,000.

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit
3	(a)	Certificate of Incorporation, as amended(1)
	(b)	Certificate of Designations of Series C Preferred Stock, as amended(2)
	(c)	Amended and Restated By-Laws,(13)
4		Form of certificate evidencing shares of Common Stock(14)
10	(a)	Stock Option and Appreciation Rights Plan of 1987 (4)
	(b)	Form of Long-Term Management Incentive Stock Option Agreement(5)
	(c)	Form of 1991 Management Option Agreement(5)
	(d)	Consulting Agreement between Registrant and Ronald W. Martignoni(6)
	(e)	Severance Benefits Agreement, as amended, between Registrant and Lorraine E. Cannon(7)
	(f)	Form of 1994 Management Option Agreement(7)
	(g)	Non-Employee Director Stock Option Agreement between Registrant and Fred E. Portner(8)
	(h)	Non-Employee Director Stock Option Agreement between Registrant and Fred E. Portner(9)
	(i)	Non-Employee Director Stock Option Agreement between Registrant and James D. Sink(9)
	(j)	Asset Purchase Agreement, dated December 16, 1996, as amended, between West Coast Entertainment Corporation and Registrant(10)
10.99	(a)	Consulting Agreement between Registrant and Thomas Renna(11)
	(b)	Letter of Intent to Acquire Republic Hotel Investors, Inc.(12)
	(c)	Termination Contract with Republic Hotel Investors, Inc.(13)
	(d)	Sublease Agreement between Northwest Strategies, Inc. and CECS, Inc. [sic.] dated May 25, 2000
	(e)	Private Placement Subscription Agreement dated January 12, 2000 re: Photochannel Networks Inc.
	(f)	Subscription Agreement re: Tridium Research, Inc. dated March 1, 2000
	(g)(1)	Promissory Note—Speaklink Inc. dated October 19, 2000
	(g)(2)	Promissory Note—Speaklink Inc. dated October 27, 2000
	(h)(1)	Fastvoice Term Sheet—Third Party dated October 31, 2000
	(h)(2)	Promissory Note—Fastvoice.com dated January 11, 2001
21		Subsidiaries of Registrant(14)

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

(13)
Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB, for the year ended December 31, 1999.

(14)
To be filed by Amendment.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
FORWARD LOOKING STATEMENTS
PART I
Photochannel Networks Inc.
Tridium Research, Inc.
SoftUse, Inc.
Speaklink, Inc.
It's your Web . . . Speak to it!SM
Fastvoice.com, Inc.
Other Matters
PART II
PART III
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
[LETTERHEAD] INDEPENDENT AUDITORS' REPORT
CECS CORP. (A development stage company) BALANCE SHEET
CECS CORP. (A development stage company) STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
CECS CORP. (A development stage company) STATEMENT OF STOCKHOLDERS' EQUITY For the Year Ended 12/31/00
CECS CORP. (A development stage company) STATEMENT OF CASH FLOWS
CECS CORP. (A development stage company) NOTES TO FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000 AND 1999
Business Activities
Equity Securities
Comprehensive Income
Use of Estimates
Reclassification and Restatement
Development Stage Enterprise
New Accounting Pronouncements
Rights and Privileges
Stock Option and Appreciation Rights Plan
Non-qualified management incentive options
INDEX TO EXHIBITS