Form 10KSB40/A
period 2000-12-31
CHOICES ENTERTAINMENT CORP
filed 2001-04-19
CIK 822935

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB/A

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

CHOICES ENTERTAINMENT CORPORATION
Date: April 18, 2001	By:	/s/ TRACY M. SHIER Chief Executive Officer
Date: April 18, 2001	By:	/s/ TRACY M. SHIER Interim Chief Financial Officer

    In accordance with the Exchange Act, this report is signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ PATRICK HOWARD Patrick Howard	Director	April 18, 2001
/s/ TRACY M. SHIER Tracy M. Shier	Director	April 18, 2001
/s/ THOMAS RENNA Thomas Renna	Director	April 18, 2001

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit
3	(a)	Certificate of Incorporation, as amended(1)
	(b)	Certificate of Designations of Series C Preferred Stock, as amended(2)
	(c)	Amended and Restated By-Laws,(13)
4		Form of certificate evidencing shares of Common Stock(14)
10	(a)	Stock Option and Appreciation Rights Plan of 1987 (4)
	(b)	Form of Long-Term Management Incentive Stock Option Agreement(5)
	(c)	Form of 1991 Management Option Agreement(5)
	(d)	Consulting Agreement between Registrant and Ronald W. Martignoni(6)
	(e)	Severance Benefits Agreement, as amended, between Registrant and Lorraine E. Cannon(7)
	(f)	Form of 1994 Management Option Agreement(7)
	(g)	Non-Employee Director Stock Option Agreement between Registrant and Fred E. Portner(8)
	(h)	Non-Employee Director Stock Option Agreement between Registrant and Fred E. Portner(9)
	(i)	Non-Employee Director Stock Option Agreement between Registrant and James D. Sink(9)
	(j)	Asset Purchase Agreement, dated December 16, 1996, as amended, between West Coast Entertainment Corporation and Registrant(10)
10.99	(a)	Consulting Agreement between Registrant and Thomas Renna(11)
	(b)	Letter of Intent to Acquire Republic Hotel Investors, Inc.(12)
	(c)	Termination Contract with Republic Hotel Investors, Inc.(13)
	(d)	Sublease Agreement between Northwest Strategies, Inc. and CECS, Inc. [sic.] dated May 25, 2000(14)
	(e)	Private Placement Subscription Agreement dated January 12, 2000 re: Photochannel Networks Inc.(14)
	(f)	Subscription Agreement re: Tridium Research, Inc. dated March 1, 2000(14)
	(g)(1)	Promissory Note—Speaklink Inc. dated October 19, 2000(14)
	(g)(2)	Promissory Note—Speaklink Inc. dated October 27, 2000(14)
	(h)(1)	Fastvoice Term Sheet—Third Party dated October 31, 2000(14)
	(h)(2)	Promissory Note—Fastvoice.com dated January 11, 2001(14)
21		Subsidiaries of Registrant(14)

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

(13)
Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB, for the year ended December 31, 1999.

(14)
Filed herewith.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART III
SIGNATURES
INDEX TO EXHIBITS