Form 10QSB
period 2001-03-31
CECS CORP
filed 2001-05-21
CIK 822935

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

or

/ /	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                to

Commission file number 000-17001

CECS CORP.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-1529536 (I.R.S. Employer Identification No.)
111 Queen Anne Avenue North Suite 501 Seattle, Washington (Address of Principal Executive Offices)	98109 (Zip Code)

Issuer's Telephone Number, Including Area Code
 206-270-9200

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes /x/  No / /

State the number of shares outstanding of the issuer's Common Stock, as of March 31, 2001:
 47,970,875

Transitional Small Business Disclosure Format (check one):
 Yes / /  No /x/

Index to Financial Statements

Page
Part I—FINANCIAL INFORMATION
Item 1. Financial Statements—(Unaudited)
Condensed Balance Sheet at March 31, 2001	1
Condensed Statements of Operations for the Three Months Ended March 31, 2001 and 2000	2
Condensed Statement of Stockholders' Equity for the Three Months Ended March 31, 2001	3
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000	4
Notes to Financial Statements	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Part II—OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 6. Exhibits Index	13

[THIS SPACE INTENTIONALLY LEFT BLANK]

i

PART I. Financial Information

Item 1. Financial Statements

CECS CORP.

(A development stage company)

CONDENSED BALANCE SHEET

March 31, 2001

(Unaudited)

March 31, 2001
ASSETS
Current assets:
Cash	$72,678
Marketable securities	1,400
Prepaid rent	12,332

Total Current assets	86,410

Other assets:
Furniture fixtures and equipment—
Less accumulated depreciation of $3,782	21,963
Non-marketable securities, at cost	75,000
Notes receivable	142,000

Total assets	325,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	20,050
Accrued expenses	33,369
Accrued Professional fees	68,295
Notes Payable—current	330,000

Total current liabilities	451,714

Commitments and Contingencies
Stockholders' Equity:
Preferred stock, par value $0.01 per share:
Authorized 50,000,000 shares 11.416 issued and outstanding	0.12
Common stock, par value $0.01 per share:
Authorized 200,000,000 shares: 47,970,875 issued and outstanding	479,709
Additional paid-in-capital	22,079,371
Accumulated deficit	(22,683,013)
Accumulated other comprehensive income	(2,408)

Total stockholder's equity (deficit)	(126,341)

Total liabilities and stockholder's equity (deficit)	$325,373

See accompanying notes to financial statements.

CECS CORP.

(A development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2001	2000
Operating costs and expenses:
General and administrative expenses	$20,606	$26,711
Professional and consulting expenses	64,229	163,510

Total operating costs and expenses	84,835	190,221
Other income (expense):	(9,289)	(40,413)

Income (loss) from operations	(94,124)	(230,634)

Non-operating gain (loss):
Gain on reconciliation of accruals	0	115,576
Loss on sale of investments	(140,820)	0

Total non-operating gain (loss)	(140,820)	115,576

Net income (loss)	(234,944)	(115,058)

Other comprehensive income (loss)	(2,408)	0

Net comprehensive income (loss)	$(237,352)	$(115,058)

Net loss per share of common stock:
Basic net loss per share	$0.00	$0.00

Diluted net loss per share	$0.00	$0.00

See accompanying notes to financial statements.

CECS CORP.

(A development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

For the three Months Ended

March 31, 2001

(Unaudited)

	Preferred		Common
					Additional Paid-In Capital	Accumulated Deficit	Compre- hensive Income
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2000	17.74	$0.18	47,717,875	$477,179	$22,081,901	$(22,448,069)	$57,763	$168,774
Issuance of common stock on conversion of preferred stock	(6.33)	(0.06)	253,000	2,530	(2,530)			0
								0
Net Income (Loss) for the three months ended March 31, 2001						(234,944)		(234,944)
Accumulated other comprehensive income							(60,171)	(60,171)

Balance at March 31, 2001	11.42	$0.11	47,970,875	$479,709	$22,079,371	$(22,683,013)	$(2,408)	$(126,341)

See accompanying notes to financial statements.

CECS CORP.

(A development stage company)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net Income (loss)	$(234,944)	$(115,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,261	0
Realized loss on sale of investments	140,820	0
Change in operating assets and liabilities:
(Increase) decrease in cash due from brokers
(Increase) decrease in cash due from brokers	39,242	0
Increase (decrease) in accounts payable and accrued liabilities	(59,089)	(178,273)

Total adjustments	122,234	(178,273)

Net cash provided by (used in) operating activities	(112,710)	(293,331)

Cash flows from investing activities:
Additions to furniture and fixtures	(533)	0
Acquisition of non-marketable investments and rights		(467,215)
Issuance of notes receivable	(72,000)
Other investing activities	0	(7,167)

Net Cash provided by (used in) investing activities	(72,533)	(474,382)

Cash flows from financing activities:
Proceeds from sale of marketable securities	0
Proceeds from the sale of investments	243,955	0
Proceeds from notes payable	0	297,000
Payments of notes payable	(10,000)
Proceeds from issuance preferred stock, net	0	523,000

Net cash provided from financing activities	233,955	820,000

Net increase (decrease) in cash	48,712	52,287
Cash at the beginning of the period	23,966	19,494

Cash at the end of the period	$72,678	$71,781

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0	$167

Non-cash exchange of notes payable for preferred stock	$0	$245,000

See accompanying notes to financial statements.

CECS CORP.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

Quarters ended March 31, 2001 and 2000

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

Note 3—Liquidity

    The Company's financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $22,683,013 as of March 31, 2001 and net loss of approximately $234,944 and $115,058 for the quarters ended March 31, 2001 and 2000 respectively.

    As of March 31, 2001, the Company has approximately $73,000 in cash. The Company's viability for the foreseeable future is dependent upon its ability to find business opportunities and raise needed capital. The Company's ability to raise needed capital is seriously in question. In the event the Company is not successful in securing needed capital in the near term, as to which no assurance can be given, the Company does not believe that its viability as an ongoing business is assured. The Company's business plan is focused, in the near term, on acquiring assets and building operating companies. The Company is involved in discussions with several companies about acquiring either the target company or certain assets of the target company. None of the referenced discussions are sufficiently far advanced to warrant specific disclosure about the target property or company. In each case, additional capital is required to realize the value of the intellectual property or franchise value of the target company to be acquired. Management intends, among other things, to raise capital privately prior to the end of June 2001. If the Company is unable to raise needed capital, then it is likely that current management will not implement the current business plan.

Note 4—Marketable Equity Securities

    The Company's investments in marketable equity securities are classified as available-for-sale. The cost and approximate fair value of marketable equity securities available-for-sale are summarized as follows at March 31, 2001:

	Cost	Unrealized Loss	Fair Value
Publicly traded securities	$3,808	$2,408	$1,400

    Gross unrealized holding losses were $2,408, gross proceeds from the sale of securities was $243,955, with an average cost of $384,755 and gross realized losses of $140,820, using the average cost method.

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

    Additionally the Company provided capital on a loan basis to FastVoice, Inc. (FastVoice), a privately held company based in Seattle, Washington. The Company is the holder of a FastVoice promissory note in the amount of $72,000, dated January 20, 2001 with interest at 12% per annum. The note contains all of the standard terms and conditions of a commercially reasonable promissory note written or made in the ordinary course of business. The Company has not demanded repayment of the note at this time and is in discussion with FastVoice as to repayment, conversion of the notes to equity or other satisfaction of the notes.

Note 6—Notes Payable

    As of March 31, 2001, the Company has notes payable outstanding in the amount of $330,000. The Company's 12% unsecured promissory notes in the principal amount of $330,000 Which matured in December 2000.

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

    The following table sets forth information with respect to incentive stock options under the Plan for the year ended March 31, 2001:

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

Note 9—Net Income (Loss) Per Share of Common Stock

    Basic and diluted loss per share for the quarters ended March 31, 2001 and 2000, was computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. No consideration was given to the conversion of preferred stock since the result of that calculation would be antidilutive. The approximate number of shares used in the computation of loss per share amounts is as follows:

Quarter ended March 31,	Number of Shares used in Calculation
2001
Basic and Diluted	47,942,764
2000
Basic and Diluted	29,315,235

Note 10—Income Taxes

    The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured by applying enacted tax rates for the taxable years in which those differences are expected to reverse. Recognition of deferred tax assets is subject to a valuation allowance if it is more likely than not that not all of a deferred tax asset will be realized.

    As of March 31, 2001 the Company had approximately $19,810,000 of net operating loss carry-forwards for tax purposes which may be available to offset future federal income, if any, through 2021. The amount ultimately available, if any in future years, is subject to certain limitations. Should the Company operate profitably in future years, it may be subject to current tax expense in certain states for which no net operating loss carry-forwards are available.

Note 11—Commitments

    The Company leases its office facilities in Washington under a non-cancelable operating lease that expires December 30, 2001. The rent is $4,292 per month through December 30, 2001. Before June 2000, the Company's President provided the Company's executive office rent-free. The rent expenses for the quarters ended March 31, 2001 and 2000 were $14,159 and $0 respectively.

Note 12—Pending Litigation

    The Company is a defendant to the lawsuit Dion Signs & Services, Inc. vs. Choices Entertainment Corporation, Civil Action No. 91-6871. The case is now pending in the Providence County Superior Court, Providence, Rhode Island. Dion Signs & Services, Inc. alleges that it is owed approximately $33,000 plus interest, costs and reasonable attorney's fees, totaling in the aggregate approximately $95,000, for the failure by Choices Entertainment Corporation to pay for signage that was erected at various locations pursuant to a contract. See Subsequent Events Note 14

Note 13—Payments to Related Parties

    During the quarter ended March 31, 2001 payments to Tracy M. Shier, President and CEO totaled $25,500 and to Thomas Renna, Vice President, totaled $14,900.

Note 14—Subsequent Events

    The Dion Signs & Services vs. Choices lawsuit discussed in Note 12 was settled in May 2001. The Company agreed to pay $22,000 to Dion Signs & Services, Inc. over the next six months in semi-monthly installments of $6,000 except for the first installment, which is for $5,000. No provision for loss was made at March 31, 2001 for this subsequent event.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition, changes in financial condition and results of operations. It also includes a discussion of the Company's liquidity and capital resources at March 31, 2001, and later dated information, where practicable. This discussion should be read together with the Company's Financial Statements and the Notes thereto.

Overview

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

Financial Condition, Liquidity and Capital Resources

    As of March 31, 2001, the Company had a net working capital deficit of approximately $365,304. As of March 31, 2001, the Company had approximate cash balances of $73,000 (unaudited).

    The primary source of funds for the quarter ended March 31, 2001 was the sale of marketable securities. The Company had no revenues.

    From September 2000 to March 2001, the Company engaged in a selling program of its Photochannel Stock.

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

    We estimate that at the time of filing this report, outstanding liabilities of the Company are approximately $452,000 and cash in the bank is approximately $5,000.

Capital Expenditures

    The Company's capital expenditures were $533 during the quarter ended March 31, 2001.

Material Changes in Results of Operations

March 31, 2001 compared to March 31, 2000:

Net Loss:

    The Company had a net loss of $237,944 and $115,058 for the quarters ended March 31, 2001 and 2000 respectively. The significant changes between the periods are discussed below:

    General and administrative expenses were lower by $6,000 in the 2001 quarter compared to 2000 although the nature of expenses differed. There was over $14,000 in rent expense in 2001 and none in

2000 because the president of the Company provided office space for no rent. This was offset by travel expense and offering expenses of approximately $20,000 incurred in the quarter ending March 31, 2000 compared to none in the first quarter of 2001.

    Professional and consulting expenses were approximately $100,000 greater in the quarter ending 2000 than 2001. During the first quarter of 2000, the Company was involved in fund raising and a private offering of Series C preferred stock, the results of which are explained further below. Two Company officers were paid approximately $116,000 during this 2000 period compared to $14,000 charged to income in the 2001 period. Additionally there was $20,000 paid to a former officer in the 2000-quarter and none in 2001.

    In the first quarter 2000, the Non-operating "Gain on reconciliation of accruals" of $115,576 represents the release to income of two third party professional fees accrued at December 31, 1999 that ultimately were determined to not be due and payable. There were no such amounts in the first quarter 2001.

    In the first quarter 2001 there was a Non-operating loss on the sale of investments totaling $140,820 while there was none in the 2000 quarter. In the first quarter 2000 the Company completed a 506 C preferred stock offering as a first step in recapitalizing since the shareholders approval to be reinvented as a technology company. This offering exchanged $245,000 of debt for preferred stock and raised $523,000 of cash. This amount was used generally to acquire approximately $467,000 of non-marketable securities and rights. Certain of these rights were sold and the rest exercised for marketable securities in the year ended December 31, 2000. After conversion the Company entered a selling program to realize a gain on this investment and realized a gain of $364,652 in the year ended December 31, 2000. The Company has sold generally all of its remaining holding in the quarter ended March 31, 2001 receiving proceeds of $243,955 which was $140,820 below average cost.

    This Quarterly Report on Form 10-QSB contains forward looking information with respect to, among other things, plans future events or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results or future events to differ materially from those expressed in any forward looking statements. These risks and uncertainties include, but are not limited to, the ability to identify and conclude alternative business opportunities, and those risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. Where any forward-looking statement includes a statement of the assumption or bases believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from actual result, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward looking statement, the Company expresses and expectation or belief as to plans or future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

    The Company is a defendant to the lawsuit Dion Signs & Services, Inc. vs. Choices Entertainment Corporation, Civil Action No. 91-6871. The case was brought in the Providence County Superior Court, Providence, Rhode Island. Dion Signs & Services, Inc. alleges that it is owed approximately $33,000 plus interest, costs and reasonable attorney's fees for the failure by Choices Entertainment Corporation to pay for signage that was erected at various locations pursuant to a contract. The case has been settled and will require the Company to pay $22,000 to Dion Signs & Services, Inc. over the next six months in semi-monthly installments of $6,000 except for the first installment which is in the amount of $5,000.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3(a)	Certificate of Incorporation, as amended(1)
Certificate of Designations of Series C Preferred Stock, as amended(2)
(c)	Amended and Restated By-Laws,(13)
4	Form of certificate evidencing shares of Common Stock(14)
10(a)	Stock Option and Appreciation Rights Plan of 1987(4)
(b)	Form of Long-Term Management Incentive Stock Option Agreement(5)
(c)	Form of 1991 Management Option Agreement(5)
(b)	Consulting Agreement between Registrant and Ronald W. Martignoni(6)
(c)	Severance Benefits Agreement, as amended, between Registrant and Lorraine E. Cannon(7)
(f)	Form of 1994 Management Option Agreement(7)
(e)	Non-Employee Director Stock Option Agreement between
(f)	Registrant and Fred E. Portner(8)
(h)	Non-Employee Director Stock Option Agreement between Registrant and Fred E. Portner(9)
(i)	Non-Employee Director Stock Option Agreement between Registrant and James D. Sink(9)
(j)	Asset Purchase Agreement, dated December 16, 1996, as amended, between West Coast Entertainment Corporation and Registrant(10)
10.99(a)	Consulting Agreement between Registrant and Thomas Renna(11)
(b)	Letter of Intent to Acquire Republic Hotel Investors, Inc.(12)
(c)	Termination Contract with Republic Hotel Investors, Inc.(13)
(d)	Sublease Agreement between Northwest Strategies, Inc. and CECS, Inc. [sic.] dated May 25, 2000(14)
(e)	Private Placement Subscription Agreement dated January 12, 2000 re: Photochannel Networks Inc.(14)
(f)	Subscription Agreement re: Tridium Research, Inc. dated March 1, 2000(14)

(g)(1)	Promissory Note—Speaklink Inc. dated October 19, 2000(14)
(g)(2)	Promissory Note—Speaklink Inc. dated October 27, 2000(14)
(h)(1)	Fastvoice Term Sheet—Third Party dated October 31, 2000(14)
(h)(2)	Promissory Note—Fastvoice.com dated January 11, 2001(14)
21	Subsidiaries of Registrant(14)

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

(13)
Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB, for the year ended December 31, 1999.

(14)
Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB for the period ended March 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

CECS CORP. (Registrant)
May 14, 2001	By:	/s/ TRACY M. SHIER Tracy M. Shier, Director, President and Chief Executive Officer

QuickLinks

Index to Financial Statements
PART I. Financial Information
CECS CORP. (A development stage company) CONDENSED BALANCE SHEET March 31, 2001 (Unaudited)
CECS CORP. (A development stage company) CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
CECS CORP. (A development stage company) CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY For the three Months Ended March 31, 2001 (Unaudited)
CECS CORP. (A development stage company) CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
CECS CORP. (A development stage company) NOTES TO FINANCIAL STATEMENTS Quarters ended March 31, 2001 and 2000
Part II—OTHER INFORMATION
INDEX TO EXHIBITS
SIGNATURES