Form 10QSB
period 2001-06-30
CECS CORP
filed 2001-08-17
CIK 822935

Use these links to rapidly review the document
Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

/x/	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

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
Issuer's Telephone Number, Including Area Code 206-443-6948
(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes /x/  No / /

State the number of shares outstanding of the issuer's Common Stock, as of June 30, 2001:
 47,970,875

Transitional Small Business Disclosure Format (check one):
 Yes / /  No /x/

[THIS SPACE INTENTIONALLY LEFT BLANK]

i

PART I. Financial Information

Item 1. Financial Statements

CECS CORP.

(A development stage company)

CONDENSED BALANCE SHEET

June 30, 2001

(Unaudited)

June 30, 2001
ASSETS
Current assets:
Cash	$2,087
Marketable securities	395
Prepaid rent	3,232

Total current assets	5,714

Other assets:
Furniture fixtures and equipment —
Less accumulated depreciation of $5,043	22,183
Notes receivable	70,000

Total assets	$97,897

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,891
Accrued expenses	71,684
Accrued professional fees	68,295
Notes payable—current	310,000

Total current liabilities	473,870

Commitments and contingencies
Stockholders' Equity:
Preferred stock, par value $0.01 per share:
Authorized 50,000,000 shares 11.416 issued and outstanding	0.12
Common stock, par value $0.01 per share:
Authorized 200,000,000 shares: 47,970,875 issued and outstanding	479,709
Additional paid-in-capital	22,079,371
Accumulated deficit	(22,931,640)
Accumulated other comprehensive income	(3,413)

Total stockholder's equity (deficit)	(375,973)

Total liabilities and stockholder's equity (deficit)	$97,897

See accompanying notes to financial statements.

CECS CORP.

(A development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
Operating costs and expenses:
General and administrative expenses	$39,959	$17,274	$60,565	$43,985
Professional and consulting expenses	23,354	31,379	87,583	79,313

Total operating costs and expenses	63,313	48,653	148,148	123,298
Other income (expense):	(8,314)	638	(17,603)	(39,775)

Income (loss) from operations	(71,627)	(48,015)	(165,751)	(163,073)

Non-operating gain (loss):
Loss on sale of investments	0	0	(140,820)	0
Other investment and note receivable losses	(177,000)	0	(177,000)	0
Gain on sale of contract rights	0	203,075	0	203,075

Total non-operating gain (loss)	(177,000)	203,075	(317,820)	203,075

Net income	(248,627)	155,060	(483,571)	40,002

Other comprehensive income (loss)	(1,005)	0	(3,413)	0

Net comprehensive income (loss)	$(249,632)	$155,060	$(486,984)	$40,002

Net income (loss) per share of common stock:
Basic income (loss) per share:	$(0.01)	$0.00	$(0.01)	$0.00

Diluted income (loss) per share	$(0.01)	$0.00	$(0.01)	$0.00

See accompanying notes to financial statements.

CECS CORP.

(A development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

For the Six Months Ended
June 30, 2001

(Unaudited)

	Preferred		Common
					Additional Paid-In Capital	Accumulated Deficit	Compre- hensive Income
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2000	17.741	$0.18	47,717,875	$477,179	$22,081,901	$(22,448,069)	$57,763	$168,774
Issuance of common stock on conversion of preferred stock	(6.325)	(0.06)	253,000	2,530	(2,530)			0
Net income (loss) for the six months ended June 30, 2001						(483,571)		(483,571)
Accumulated other comprehensive income							(61,176)	(61,176)

Balance at June 30, 2001	11.416	$0.12	47,970,875	$479,709	$22,079,371	$(22,931,640)	$(3,413)	$(375,973)

See accompanying notes to financial statements.

CECS CORP.

(A development stage company)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	2001	2000
Cash flows from operating activities:
Net Income (loss)	$(165,751)	$(163,073)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,522	0
Realized loss on sale of investments	140,820	0
Change in operating assets and liabilities:
(Increase) decrease in cash due from brokers	39,242	0
Increase (decrease) in accounts payable and accrued liabilities	(46,934)	(21,136)

Total adjustments	135,650	(21,136)

Net cash provided by (used in) operating activities	(30,101)	(184,209)

Cash flows from investing activities:
Additions to furniture and fixtures	(2,013)	0
Acquisition of non-marketable investments and rights		(630,700)
Issuance of notes receivable	(72,000)	0
Loss on other investments	(177,000)	0
Other investing activities	0	(178,879)

Net Cash provided by (used in) investing activities	(251,013)	(809,579)

Cash flows from financing activities:
Proceeds from the sale of marketable securities and investments	243,955	203,075
Proceeds from notes payable	0	320,000
Payments of notes payable	(30,000)	0
Proceeds from issuance preferred stock, net	0	523,000
Other financing activities	45,280	0

Net cash provided from financing activities	259,235	1,046,075

Net increase (decrease) in cash	(21,879)	52,287
Cash at the beginning of the period	23,966	19,494

Cash at the end of the period	$2,087	$71,781

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0	$167

Non-cash exchange of notes payable for preferred stock	$0	$245,000

See accompanying notes to financial statements.

CECS CORP.

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

Quarters ended June 30, 2001 and 2000

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

Note 3—Liquidity

    The Company's financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $22,931,640 as of June 30, 2001 and net loss of approximately $483,571 and $151,060 for the quarters ended June 30, 2001 and 2000 respectively.

    As of June 30, 2001, the Company has approximately $2,000 in cash. The Company's viability for the foreseeable future is dependent upon its ability to find business opportunities and raise needed capital. The Company's ability to raise needed capital is seriously in question. In the event the Company is not successful in securing needed capital in the near term, as to which no assurance can be given, the Company does not believe that its viability as an ongoing business is assured. The Company's business plan is focused, in the near term, on acquiring assets and building operating companies. The Company is involved in discussions with several companies about acquiring either the target company or certain assets of the target company. None of the referenced discussions are sufficiently far advanced to warrant specific disclosure about the target property or company. In each case, additional capital is required to realize the value of the intellectual property or franchise value of the target company to be acquired. Management intends, among other things, to raise capital privately prior to the end of September 2001. The Company is negotiating with several capital providers but as yet no commitment to provide capital has been secured. If the Company is unable to raise needed capital, then it is likely that current management will not implement the current business plan.

Note 4—Marketable Equity Securities

    The Company's investments in marketable equity securities are classified as available-for-sale. The cost and approximate fair value of marketable equity securities available-for-sale are summarized as follows at June 30, 2001:

	Cost	Unrealized Loss	Fair Value
Publicly traded securities	$3,808	$3,413	$395

    Gross unrealized holding losses were $3,413 gross proceeds from the sale of securities was $243,955, with an average cost of $384,755 and gross realized losses of $140,820, using the average cost method.

Note 5—Notes Receivable

    We have provided capital on a loan basis to Speaklink, Inc. (Speaklink), a privately held company based in Seattle, Washington. The Company is the holder of two Speaklink promissory notes each in the amount of $35,000. The first note, dated October 19, 2000, matured December 19, 2000 and the second note, dated October 27, 2000, matured December 27, 2000, in each case with accrued interest. The notes contain all of the standard terms and conditions of commercially reasonable promissory notes written or made in the ordinary course of business. The Company has demanded repayment of the notes and is in discussion with Speaklink as to repayment, conversion of the notes to equity or other satisfaction of the notes.

    Additionally the Company provided capital on a loan basis to FastVoice, Inc. (FastVoice), a privately held company based in Seattle, Washington. The Company is the holder of a FastVoice promissory note in the amount of $72,000, dated January 20, 2001 with interest at 12% per annum. The note contains all of the standard terms and conditions of a commercially reasonable promissory note written or made in the ordinary course of business. The Company has demanded repayment of the note however it appears that FastVoice will not have assets sufficient to permit repayment of the amount on the note plus interest. Accordingly, we have written down the value of the asset as represented in the financial statements to $0.00. We continue to have discussions with FastVoice as to repayment, conversion of the notes to equity or other satisfaction of the notes.

Note 6—Notes Payable

    As of June 30, 2001, the Company has notes payable outstanding in the amount of $310,000. The Company's 12% unsecured promissory notes in the principal amount of $310,000 matured in December 2000. No written notice of default or demand for repayment has been received by the Company.

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

    The Company's common stock is currently traded in the over-the-counter market on the OTC-Bulletin Board. On June 30, 2001 the last sale price was $.01 as reported by the OTC-Bulletin Board.

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

    The following table sets forth information with respect to incentive stock options under the Plan for the six months ended June 30, 2001:

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

Note 9—Net Income (Loss) Per Share of Common Stock

    Basic and diluted loss per share for the quarters ended June 30, 2001 and 2000, was computed by dividing the net loss by the weighted average number of common shares outstanding during the periods. No consideration was given to the conversion of preferred stock since the result of that calculation would be antidilutive. The approximate number of shares used in the computation of loss per share amounts is as follows:

Quarter ended June 30,	Number of Shares used in Calculation
2001
Basic and Diluted	48,223,324
2000
Basic and Diluted	29,315,235

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

    As of June 30, 2001 the Company had approximately $20,000,000 of net operating loss carry-forwards for tax purposes which may be available to offset future federal income, if any, through 2021. The amount ultimately available, if any in future years, is subject to certain limitations.

    Should the Company operate profitably in future years, it may be subject to current tax expense in certain states for which no net operating loss carry-forwards are available.

Note 11—Commitments

    The Company leases its office facilities in Washington under a non-cancelable operating lease that expires December 30, 2001. The rent is $4,292 per month through December 30, 2001. Before June 2000, the Company's President provided the Company's executive office rent-free. The rent expenses for the quarters ended June 30, 2001 and 2000 were $13,650 and $4,112 respectively. See Note 14—Subsequent Events.

Note 12—Pending Litigation

    The Company is a defendant to the lawsuit Dion Signs & Services, Inc. vs. Choices Entertainment Corporation, Civil Action No. 91-6871. The case is now pending in the Providence County Superior Court, Providence, Rhode Island. Dion Signs & Services, Inc. alleges that it is owed approximately $33,000 plus interest, costs and reasonable attorney's fees, totaling in the aggregate approximately $95,000, for the failure by Choices Entertainment Corporation to pay for signage that was erected at various locations pursuant to a contract. See Note 14—Subsequent Events.

Note 13—Payments to Related Parties

    During the quarter and six months ended June 30, 2001 payments to Tracy M. Shier, President and CEO totaled $25,500 and to Thomas Renna, Vice President, totaled $14,900.

Note 14—Subsequent Events

    The Dion Signs & Services vs. Choices lawsuit discussed in Note 12 was settled in May 2001. The Company agreed to pay $22,000 to Dion Signs & Services, Inc. over the next six months in semi-monthly installments of $6,000 except for the first installment, which is for $5,000. No provision for loss was made at June 30, 2001 for this subsequent event. The Company was unable to make its first installment under the settlement agreement and accordingly the liquidated amount of the judgment is $30,000 plus interest.

    The Company entered into a termination arrangement with its sub-landlord to vacate corporate office facilities in Seattle, Washington. According to the arrangement, the sub-landlord applied all amounts of last months rent and security deposit to payment of the monthly lease amounts through the date of termination on July 31, 2001. The reason for the termination was that the sub-landlord needed the space for its own expansion plans.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition, changes in financial condition and results of operations. It also includes a discussion of the Company's liquidity and capital resources at June 30, 2001, and later dated information, where practicable. This discussion should be read together with the Company's Financial Statements and the Notes thereto.

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

Financial Condition, Liquidity and Capital Resources

    As of June 30, 2001, the Company had a net working capital deficit of approximately $468,000. As of June 30, 2001, the Company had approximate cash balances of $2,000 (unaudited).

    The primary source of funds for the quarter ended June 30, 2001 was the sale of marketable securities sold in the first quarter. The Company had no revenues.

    From September 2000 to March 2001, the Company engaged in a selling program of its

    We anticipate that the Company will not generate any significant revenues until we accomplish our business objective of merging or acquiring revenue-producing assets from a nonaffiliated entity. We presently have no liquid financial resources to offer an acquisition candidate and must rely upon an exchange of our stock to complete a merger or acquisition.

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

    We estimate that at the time of filing this report, outstanding liabilities of the Company are approximately $473,870.

Capital Expenditures

    The Company's capital expenditures were $1,481 during the quarter and $2,013 for six months ended June 30, 2001.

Material Changes in Results of Operations

June 30, 2001 compared to June 30, 2000:

    Net Loss:

    For the quarter ended June 30, 2001, the Company had a net loss of $248,627 compared to net income of $155,060 for the quarter ended June 30, 2000. For the six-months ended June 30, 2001, the

Company had a net loss of $483,571 compared to net income of $40,002 for the six-months ended June 30, 2000. The significant changes between the periods are discussed below:

    General and administrative expenses for the quarter were higher by $22,685 in the 2001 quarter compared to 2000, generally because there was over $14,000 in rent expense in 2001 and none in 2000 because the president of the Company provided office space for no rent. This was offset by travel expense and offering expenses of approximately $20,000 incurred in the quarter ending June 30, 2000 compared to none in the first quarter of 2001.

    Professional and consulting expenses were approximately $100,000 greater in the quarter ending 2000 than 2001. During the first quarter of 2000, the Company was involved in fund raising and a private offering of Series C preferred stock, the results of which are explained further below. Two Company officers were paid approximately $116,000 during this 2000 period compared to $14,000 charged to income in the 2001 period. Additionally there was $20,000 paid to a former officer in the 2000-quarter and none in 2001. The 2000 quarter expenses were offset by a release to income of professional expenses accrued at December 31, 1999 which were determined not payable subsequently.

    In the second quarter 2001, the Company discontinued its efforts to acquire Tridium Research (Tridium) because the market size did not warrant the asking price of the principals. Because Tridium is not operating and does not have prospects for other financing, the Company wrote off its investment in non-marketable securities by charging $75,000 to "Other investment and note receivable losses" in the Condensed Statement of Operations. The Company is investigating its legal rights and remedies against Tridium and its principals.

    In the second quarter 2001, the Company discontinued its efforts to acquire FastVoice Inc. (FastVoice) because the market size did not warrant the asking price of the principals. Because FastVoice is not operating and does not have prospects for other financing, the Company wrote off its note receivable by charging $72,000 to "Other investment and note receivable losses" in the Condensed Statement of Operations. The Company is investigating its legal rights and remedies against FastVoice and its principals.

    In the second quarter 2001, a judgment against the Company was awarded to Dion Sign, Inc. The Company recorded this as a liability and charged the expense to Non-operating gain (loss) in the Condensed Statements of Operations. See Legal Proceedings.

    For the forgoing three occurrences there were no comparable events or transactions in the second quarter 2000

    In the first quarter 2001 there was a Non-operating loss on the sale of investments totaling $140,820 while there was none in the 2000 quarter. In the first quarter 2000 the Company completed a 506 C preferred stock offering as a first step in recapitalizing since the shareholders approval to be reinvented as a technology company. This offering exchanged $245,000 of debt for preferred stock and raised $523,000 of cash. This amount was used generally to acquire approximately $467,000 of non-marketable securities and rights. Certain of these rights were sold and the rest exercised for marketable securities in the year ended December 31, 2000. After conversion the Company entered a selling program to realize a gain on this investment and realized a gain of $364,652 in the year ended December 31, 2000. The Company has sold generally all of its remaining holding in the quarter ended June 30, 2001 receiving proceeds of $243,955 which was $140,820 below average cost.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

    The Company is a defendant to the lawsuit Dion Signs & Services, Inc. vs. Choices Entertainment Corporation, Civil Action No. 91-6871. The case was brought in the Providence County Superior Court, Providence, Rhode Island. Dion Signs & Services, Inc. alleges that it is owed approximately $33,000 plus interest, costs and reasonable attorney's fees for the failure by Choices Entertainment Corporation to pay for signage that was erected at various locations pursuant to a contract. The case has been settled and will require the Company to pay $22,000 to Dion Signs & Services, Inc. over the next six months in semi-monthly installments of $6,000 except for the first installment which is in the amount of $5,000. The Company was unable to make the first installment pursuant to the settlement agreement and accordingly the agreed judgment in this lawsuit is liquidated at $30,000 with interest accruing from the date of the agreement.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3(a)	Certificate of Incorporation, as amended(1)
Certificate of Designations of Series C Preferred Stock, as amended(2)
(c)	Amended and Restated By-Laws,(13)
4	Form of certificate evidencing shares of Common Stock(14)
10(a)	Stock Option and Appreciation Rights Plan of 1987(4)
(b)	Form of Long-Term Management Incentive Stock Option Agreement(5)
(c)	Form of 1991 Management Option Agreement(5)
(b)	Consulting Agreement between Registrant and Ronald W. Martignoni(6)
(c)	Severance Benefits Agreement, as amended, between Registrant and Lorraine E. Cannon(7)
(f)	Form of 1994 Management Option Agreement(7)
(e)	Non-Employee Director Stock Option Agreement between
(f)	Registrant and Fred E. Portner(8)
(h)	Non-Employee Director Stock Option Agreement between Registrant and Fred E. Portner(9)
(i)	Non-Employee Director Stock Option Agreement between Registrant and James D. Sink(9)
(j)	Asset Purchase Agreement, dated December 16, 1996, as amended, between West Coast Entertainment Corporation and Registrant(10)
10.99(a)	Consulting Agreement between Registrant and Thomas Renna(11)
(b)	Letter of Intent to Acquire Republic Hotel Investors, Inc.(12)
(c)	Termination Contract with Republic Hotel Investors, Inc.(13)
(d)	Sublease Agreement between Northwest Strategies, Inc. and CECS, Inc. [sic.] dated May 25, 2000(14)
(e)	Private Placement Subscription Agreement dated January 12, 2000 re: Photochannel Networks Inc.(14)

(f)		Subscription Agreement re: Tridium Research, Inc. dated March 1, 2000(14)
(g)	(1)	Promissory Note—Speaklink Inc. dated October 19, 2000(14)
(g)	(2)	Promissory Note—Speaklink Inc. dated October 27, 2000(14)
(h)	(1)	Fastvoice Term Sheet—Third Party dated October 31, 2000(14)
(h)	(2)	Promissory Note—Fastvoice.com dated January 11, 2001(14)
21		Subsidiaries of Registrant(14)

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

(13)
Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB, for the year ended December 31, 1999.

(14)
Filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB for the period ended June 30, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

CECS CORP. (Registrant)
August 17, 2001	By:	/s/ TRACY M. SHIER Tracy M. Shier, Director, President and Chief Executive Officer