Form 10QSB/A
period 2001-09-30
CECS CORP
filed 2001-12-11
CIK 822935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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
Yes / /  No /x/

PART I. Financial Information

Item 1. Financial Statements

CECS CORP.

(A development stage company)

CONDENSED BALANCE SHEET

(Unaudited)

September 30, 2001
ASSETS
Current assets:
Cash	$0
Marketable securities	395

Total current assets	395

Other assets:
Furniture fixtures and equipment
Less accumulated depreciation of $6,304	20,922
Notes receivable net of allowances for doubtful accounts of $217,000	0

Total assets	$21,317

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$38,891
Accrued expenses	71,684
Accrued professional fees	68,295
Notes payable current	310,000

Total current liabilities	488,870

Commitments and contingencies
Stockholders' Deficiency:
Preferred stock, par value $0.01 per share:
Authorized 50,000,000 shares 11.416 issued and outstanding	0.12
Common stock, par value $0.01 per share:
Authorized 200,000,000 shares: 47,970,875 issued and outstanding	479,709
Additional paid-in-capital	22,079,371
Accumulated deficit	(23,023,220)
Accumulated other comprehensive income	(3,413)

Total stockholder's deficiency	(467,553)

Total liabilities and stockholders' deficiency	$21,317

See accompanying notes to financial statements.

CECS CORP.

(A development stage company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000
Operating costs and expenses:
General and administrative expenses	$21,580	$344,287	$82,145	$388,272
Professional and consulting expenses	0	24,384	87,583	218,273

Total operating costs and expenses	21,580	368,671	169,728	606,545
Other income (expense):	0	520,000	17,603	520,000

Income (loss) from operations	(21,580)	(888,671)	(187,331)	(1,126,545)

Non-operating gain (loss):
Sale of investments	0	29,069	(140,820)	29,069
Other investments, note receivable and other adjustments	(70,000)	0	(247,000)	115,576
Gain on sale of contract rights	0		0	203,075

Total non-operating gain (loss)	(70,000)	29,069	(387,820)	347,720

Net loss	(91,580)	(859,602)	(575,151)	(778,825)

Other comprehensive income (loss)	0	1,038,947	(61,176)	1,038,947

Net comprehensive income (loss)	$(91,580)	$179,345	$(636,327)	$260,122

Net income (loss) per share of common stock:
Basic income (loss) per share:	$(0.00)	$0.00	$(0.01)	$0.00

Diluted income (loss) per share	$(0.00)	$0.00	$(0.01)	$0.00

See accompanying notes to financial statements.

CECS CORP.

(A development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

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

CECS CORP.

(A development stage company)

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30
	2001	2000
Cash flows from operating activities:
Income (loss) from operations	$(575,151)	$(778,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,783	484
Realized loss (gain) on sale of investments	140,833	(29,069)
Other adjustments for Non-cash items		604,067
Change in operating assets and liabilities:
(Increase) decrease in cash due from brokers	39,242	(20,524)
(Increase) decrease in prepaid rent	12,332	-
Increase (decrease) in accounts payable and accrued liabilities	(1,946)	(21,136)

Total adjustments	194,244	533,822

Net cash provided by (used in) operating activities	(380,907)	(245,003)

Cash flows from investing activities:
Additions to furniture and fixtures	(2,014)	(12,489)
Acquisition of non-marketable investments and rights		(630,700)
Notes receivable written off	217,000	0
Issuance of note receivable	(72,000)	-
Other investing activities	0	(178,879)

Net Cash provided by (used in) investing activities	142,986	(822,068)

Cash flows from financing activities:
Proceeds from the sale of marketable securities and investments	243,955	203,075
Proceeds from notes payable	0	340,000
Payments of notes payable	(30,000)	0
Proceeds from issuance preferred stock, net	0	523,000

Net cash provided from financing activities	213,955	1,066,075

Net increase (decrease) in cash	(23,966)	(996)
Cash at the beginning of the period	23,966	19,494

Cash at the end of the period	$0	$18,498

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$0	$167

Non-cash exchange of notes payable for preferred stock	$0	$245,000

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

New pronouncements

     On June 29, 2001, Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, was approved by the Financial Accounting Standards board (FASB).  SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.  The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

    On June 29, 2001, SFAS No. 142, Goodwill and Other Intangible Assets, was approved by the FASB.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined that impact, if any, that this statement will have on its consolidated financial position or results of operations

Note 3 Liquidity

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

    Gross unrealized holding losses were $3,413 gross proceeds from the sale of securities was $243,955, with an average cost of $384,755 and gross realized losses of $140,833, using the average cost method.

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

    The following table sets forth information with respect to incentive stock options under the Plan for the nine months ended September 30, 2001:

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

Quarter ended September 30,	Number of Shares used in Calculation
2001
Basic and Diluted	48,223,324
2000
Basic and Diluted	29,315,235

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

Note 11 Commitments

    The Company leases its office facilities in Washington under a non-cancelable operating lease that expires December 30, 2001. The rent is $4,292 per month through December 30, 2001. Before June 2000, the Company's President provided the Company's executive office rent-free. The rent expenses for the quarters ended September 30, 2001 and 2000 were $25,982 and $4,112 respectively.

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

     The Dion Signs & Services vs. Choices lawsuit was settled in May 2001. The Company agreed to pay $22,000 to Dion Signs & Services, Inc. over the next six months in semi-monthly installments of $6,000 except for the first installment, which is for $5,000. The Company was unable to make its first installment under the settlement agreement and accordingly the liquidated amount of the judgment is $30,000 plus interest.

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

Capital Expenditures

    The Company's capital expenditures were $0 during the quarter and $2,014 for the nine months ended September 30, 2001.

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

    Professional and consulting expenses were approximately $0 in the quarter ending 2001 for the reasons stated above. During the first quarter of 2000, the Company was involved in fund raising and a private offering of Series C preferred stock, the results of which are explained further below. Two Company officers were paid approximately $116,000 during this 2000 period compared to $40,400 charged to income in the 2001 period. Additionally there was $20,000 paid to a former officer in the 2000-quarter and none in 2001. The 2000 quarter expenses were offset by a release to income of professional expenses accrued at December 31, 1999 which were determined not payable subsequently.

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

    In the second quarter 2001, a judgment against the Company was awarded to Dion Sign, Inc. The Company recorded this as a liability in the Condensed Statements of Operations. See Legal Proceedings.

    For the forgoing three occurrences there were no comparable events or transactions in the second quarter 2000

    In the first quarter 2001 there was a Non-operating loss on the sale of investments totaling $140,833 while there was none in the 2000 quarter. In the first quarter 2000 the Company completed a 506 C preferred stock offering as a first step in recapitalizing since the shareholders approval to be reinvented as a technology company. This offering exchanged $245,000 of debt for preferred stock and raised $523,000 of cash. This amount was used generally to acquire approximately $467,000 of non-marketable securities and rights. Certain of these rights were sold and the rest exercised for marketable securities in the year ended December 31, 2000. After conversion the Company entered a selling program to realize a gain on this investment and realized a gain of $364,652 in the year ended December 31, 2000. The Company has sold generally all of its remaining holding in the quarter ended September 30, 2001 receiving proceeds of $243,955 which was $140,833 below average cost.

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

CECS CORP. (Registrant)
December 10, 2001	By:	/s/ TRACY M. SHIER Tracy M. Shier, Director, President and Chief Executive Officer