Form 10KSB
period 2001-12-31
CECS CORP
filed 2002-05-16
CIK 822935

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  -------------

                                   FORM 10-KSB

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2001

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                        Commission file number 000-17001

                                  -------------

                                    CECS CORP.

                 (Name of small business issuer in its charter)

                DELAWARE                                 52-1529536
    (State or other jurisdiction of         (I.R.S. employer identification No.)
     incorporation or organization)

         391 Cosgrove Avenue NW                             98110
     Bainbridge Island, Washington                        (Zip Code)
(Address of principal executive offices)

         Issuer's telephone number, including area code: (206) 842-6948

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $.01
                                (Title of class)

                                 --------------

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

     Issuer's revenues for the year ended December 31, 2001:  $0

     Aggregate market value of the voting stock held by non-affiliates of the registrant based upon a price of $.002 per share, the closing price of the registrant's Common Stock at March 26, 2002: $93,540

     For purposes of this calculation, all directors and officers of the registrant have been considered affiliates.

     Number of outstanding shares of Common Stock at March 26, 2002: 47,970,875

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------

                           FORWARD LOOKING STATEMENTS

    This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The important factors discussed under the caption "Risks Relating to Our Business," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.
================================================================================

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OUR BUSINESS

    The Board of Directors (the "Board") of Choices Entertainment Corporation (the "Company" or "We") adopted a proposal on January 17, 2000 to change the business of the Company to that of a technology holding company. The shareholders of the Company approved the change of the name of the company to CECS CORP. at their annual meeting held on May 26, 2000 in Seattle, Washington. WHAT WE DID IN 2001

o We completed a sell program of our holdings in Photochannel Stock. See, below and Note 3 to our financial statements.

o    We closed our executive offices. See, Note 10 to our financial statements.

o We worked with our portfolio companies to attempt to realize something on our investment. See, Notes 5 and 6 to our financial statements.

o We actively sought a merger or reverse merger partner to add an operating company with sustainable revenues

o We kept general and administrative expenses to a minimum by becoming an SEC EDGAR self-filer, paying no salaries, closing our executive offices, negotiating money settlements on outstanding liabilities at a discount whenever possible, and by terminating any remaining service or consulting contracts. See generally, Management's Discussion and Analysis of Financial Condition and Results of Operation or Plan of Operations.

WHAT WE DID IN 2000

     As a result in a change in the business of the Company, we are acquired, invested in, and incubated companies engaged in Internet, computing and other technologies in various stages of development with a primary focus of operating these companies.


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

     As of the end of March 2002, we held no shares of Photochannel Stock. In September 2000, the board of directors decided to reduce our exposure to the vagaries of the stock market by commencing to sell Photochannel Stock. This decision was additionally based on the fact that substantially all of our working capital was overly concentrated in the Photochannel Stock position.

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


                                 SPEAKLINK, INC.

     We have provided capital on a loan basis to Speaklink, Inc. (Speaklink), a privately held company based in Seattle, Washington. The Company is the holder of two Speaklink promissory notes each in the amount of $35,000. The first note, dated October 19, 2000, matured December 19, 2000 and the second note, dated October 27, 2000, matured December 27, 2000, in each case with accrued interest. The notes contain all of the standard terms and conditions of commercially reasonable promissory notes written or made in the ordinary course of business. The Company has demanded repayment of the notes at this time and is in discussion with Speaklink as to repayment, conversion of the notes to equity or other satisfaction of the notes.

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


                       OTHER MATTERS AND PRIOR ACTIVITIES

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

Our objectives are:

           o to maximize the rate of return on shareholders' equity and enhance shareholder value;
           o to earn a rate of return over and above our cost of capital of not less than 2 times our cost of capital, including capital provided by debt (if any), equity and funds generated from business operations;
           o to grow total assets to $50,000,000 and thereafter to increase our assets until we experience decreasing rates of return on investment capital;
           o to generate revenues sufficient to cover our general and administrative expenses and to service debt (if any).

Our strategies include:

           o to acquire by purchase or merger interests in companies focusing on commercially viable technological advances;
           o to incubate some companies which we believe have exceptionally good prospects for future commercial success but may not generate positive economic results in the near term while in a development stage;
           o to maximize the value of the companies we hold, in whole or in part, (our "clients") by assisting them in building business operations and opportunities having the potential to be highly profitable and becoming leaders in their particular industry or sub-industry;
           o to discontinue, sell, spin-off, offer for merger or acquisition, or otherwise dispose of those interests or companies that have matured to the point where the rate of return based on profitability to be expected from continued ownership is equal to or below our cost of capital.

Our tactics include:

           o presently to focus on Internet and computer related technologies, however, nothing in our business plan limits us from taking positions or starting companies in other technological areas such as telecommunications, bio-medical, micro-scanning and other high-technology fields or industries;
           o to acquire and build a highly skilled, experienced and talented team of company executives and support people and to maximize their productivity through technology;
           o to raise capital at a cost that approaches market rates for companies engaged in similar businesses;
           o to maintain at relatively low levels our company general and administrative expense;
           o to build and expand business relationships between and among the companies we own, in whole or in part, as well as other participants in their respective industries or sub-industries, such that mutually reciprocal business advantage can be achieved and such that we achieve synergy in the mix of our corporate holdings.

RISKS RELATING TO OUR BUSINESS

WE MAY NOT HAVE OPERATING INCOME OR NET INCOME IN THE FUTURE.

     During the fiscal year ended December 31, 2001, we had an operating loss of approximately $130,264, net loss of approximately $564,373, and other comprehensive loss of $57,763. We may not have operating income or net income in the future. If we continue to operate at a loss, we may not have enough money to maintain or grow our business.

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

     There is no assurance that we will be able to operate and manage our technology business on a profitable basis or that cash flow from operations will be sufficient to pay our operating costs. We anticipate the need to raise additional capital to finance our initial operations. We will seek, if necessary, additional financing through debt or equity financing. We cannot assure that additional financing, if needed, will be available to us, or that, if available, the financing will be on terms acceptable to the Company. There is no assurance that our estimate of our reasonably anticipated liquidity needs is accurate or that new business developments or other unforeseen events will not occur resulting in the need to raise additional funds. In the event that we cannot raise needed capital, it will have a material adverse effect on the Company.

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

THE VALUE OF OUR BUSINESS MAY FLUCTUATE BECAUSE THE VALUE OF SOME OF OUR ASSETS FLUCTUATES.

     A portion of our assets may be held in the future in the equity securities of both publicly traded and non-publicly traded companies. The market price and valuations of the securities that we hold in other companies may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of the securities that we hold in other companies may result in fluctuations of the market price of our common stock and may reduce the amount of working capital available to us.

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

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

     The market price of our common stock may be volatile, experiencing wide fluctuations. In recent years, the stock market has experienced significant price and volume fluctuations that have particularly impacted the market prices of equity securities of many companies engaged in Internet-related businesses. Some of these fluctuations appear to be unrelated or disproportionate to the operating performance of such companies. Future market movements may adversely affect the market price of our common stock.

OWNERSHIP OF OUR COMPANY IS CONCENTRATED.

     We estimate that our officers, directors and 5% or greater shareholders beneficially owned approximately 55% of our voting stock on a fully diluted basis as of March 26, 2002. As a result, this group possesses significant influence over the Company on matters including the election of directors. The concentration of ownership may: delay or prevent a change in control; impede a merger, consolidation, takeover or other business involving the Company; or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

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

EMPLOYEES AND OTHER MATTERS

     The company has no paid employees. The primary executive of the Company is Tracy M. Shier ("Shier"), who has from time to time provided all or substantially all of his time to the business affairs of the Company. In May 2001, Thomas Renna ("Renna") resigned as officer and director of the Company. The board of directors has from time-to-time granted to each of Shier and Renna cash and other compensation on a past services rendered basis. In the future, Mr. Shier will not contribute full time to the company and will be paid on a time and billing basis at the rate of $250 per hour, his usual professional services billing rate. Other terms of Shier's involvement in the company have yet to be negotiated and finalized.


ITEM 2. DESCRIPTION OF PROPERTY

     Until July 2001, the Company maintained executive offices of approximately 2,200 square feet of Class B office space pursuant to a non-cancelable operating lease that expired December 30, 2001. The rent was $4,292 per month. In July 2001, the Company terminated its sublease without further payment or penalty. The Company has been operating since then out of a personal home office provided by Shier for no current rent.

ITEM 3. LEGAL PROCEEDINGS

     The Company is unaware of any litigation either threatened or pending against it that has not previously been disclosed. (See Note 13 to our financial statements.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock trades in the over-the-counter market on the Bulletin Board ("OTC-Bulletin Board") under the symbol CECS. The following table sets forth the high and low inside bid prices as reported by the Bulletin Board.

                                                   COMMON STOCK
                                                       (CESC)
                                                 -----------------
                                                 HIGH         LOW
                                                 ----         ----
               2000
               First quarter                      .32          .32
               Second quarter                     .08          .08
               Third quarter                      .10          .09
               Fourth quarter                     .02          .02

               2001
               First quarter                      .02          .01
               Second quarter                     .01          .01
               Third quarter                      .01            *
               Fourth quarter                       *            *

                           * Less than $.01 per share


On March 26, 2002, the closing price for the Company's common stock was $.002 as reported by the OTC-Bulletin Board.

     The quotations set forth above reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

     HOLDERS. As of March 26, 2002, approximately 590 holders of record held the outstanding shares of the Company's common stock and 1 holders of record held the outstanding shares of the Company's preferred stock.

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



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

     This schedule contains summary unaudited financial information taken from the financial statements of CECS CORP. (formerly "Choices Entertainment Corporation") and is qualified in its entirety by reference to such financial statements.

                                            2000              1999               1998 *            1997 *            2001
                                        -----------       -----------        -----------       -----------       -----------
STATEMENT OF OPERATIONS DATA:
Net Sales                               $        --       $        --        $        --       $        --       $        --
Cost of Sales                                    --                --                 --                --                --
                                        -----------       -----------        -----------       -----------       -----------
Gross Profit                                     --                --                 --                --                --
Operating Expenses                          425,808           825,816            117,736           716,369           130,264
                                        -----------       -----------        -----------       -----------       -----------
Income (Loss) From Operations              (425,808)         (825,816)          (117,736)         (716,369)         (130,264)
Other Income (Expense)                      364,652           (14,973)           353,307           (37,081)         (434,109)
                                        -----------       -----------        -----------       -----------       -----------
Income (Loss) from Continuing
Operations                              $   (61,156)      $  (840,789)       $   235,571       $  (753,450)      $  (564,373)
                                        ===========       ===========        ===========       ===========       ===========
PER SHARE DATA:
Continuing Operations                   $       .00       $      (.03)       $       .01       $      (.03)      $      (.01)
                                        ===========       ===========        ===========       ===========       ===========
Weighted Average Shares Outstanding
(Basic)                                  40,674,367        24,489,327         22,004,000        22,004,000        47,963,943
                                        ===========       ===========        ===========       ===========       ===========
BALANCE SHEETS:
Total Assets                                689,590            20,113              2,220           201,996            19,661
Total Liabilities                           520,816           625,936             92,254           524,939           473,023
                                        -----------       -----------        -----------       -----------       -----------
Stockholders' Equity                        168,774          (605,823)           (90,034)         (322,943)         (453,362)
                                        ===========       ===========        ===========       ===========       ===========

     * On June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation ("West Coast"). Notwithstanding the sale of its operating business, the Company's financial statements included herein have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accounting affect of the sale of substantially all of the Company's assets and business to West Coast (the "West Coast Transaction") was a net loss of $2,663 for the year ended December 31, 1998, before extraordinary income of $303,799 relating to the affects of the West Coast Transaction. There was no material accounting effect on the financial statements of the Company due to the West Coast Transaction for the periods ended December 31, 2001 and December 31, 2000.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, the Company had a net working capital deficit of approximately $473,023. As of March 31, 2002, the Company had no cash balances. The Company had no revenues for the period.

     The primary source of funds for the year ended December 31, 2001 was the net proceeds of the sale of marketable securities. See Note 3 to our financial statements.

     During the course of the year, we paid down promissory notes by $30,000 leaving a balance of $310,000, at interest rates of 12%.

     In the event the Company is not successful in securing needed capital in the near term, as to which no assurance can be given, we do not believe that there will be any amounts available for distribution to the Company's stockholders in the event of liquidation upon dissolution of the Company.

CAPITAL EXPENDITURES

     The Company made no capital expenditures during the year ended December 31, 2001.

MATERIAL CHANGES IN FINANCIAL CONDITION

     The following material changes in financial condition reflect changes occurring during the period from December 31, 2000 through December 31, 2001.

ASSETS:

     Total assets decreased by approximately $669,929 during the period from December 31, 2000 through December 31, 2001, as the result of the sale of securities and held by the Company and the write off of notes receivable and the impairment of non-marketable securities held for investment.

LIABILITIES:

     Total liabilities decreased by approximately $47,793 during the period from December 31, 2000 through December 31, 2001, primarily due to the repayment of indebtedness for cash, and the settlement and satisfaction of certain outstanding accrued payables.

STOCKHOLDERS' EQUITY:

     During the period from December 31, 2000 through December 31, 2001, the decrease in stockholders' equity of approximately $622,136 was due to an decrease as a result of write offs and the sale of marketable securitiesand an increase in other comprehensive loss of approximately $58,000.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The following material changes in results of operations occurred during the two-year period from January 1, 2000 through December 31, 2001.

CONTINUING OPERATIONS:

     Loss from continuing operations was approximately $130,264 during 2001, compared to loss of approximately $401,894 during 2000. The decrease of approximately $271,630 was due to the repayment, settlement and other disposition of the Company's accrued professional and consulting expense and to a decrease in general and administrative expense of $65,932 in 2001 from $223,412 in 2000. The Company closed its corporate offices and decreased business activity at the Company in 2001.

NET LOSS:

     The Company had a net loss of approximately $564,373 for 2001 as compared to net loss of approximately $61,000 for 2000, which net loss in 2000 included non-operating gain of $364,652. The non-operating gain was due primarily to the sale of the Company's marketable securities holdings and contract rights. Net loss for 2001 included a loss on sale of marketable securities, bad debt and impairment expense and other expense totaling $434,109.

ITEM 7.  FINANCIAL STATEMENTS

     Our financial statements and notes thereto are filed together with this report starting at Page F-1. The financial statements and notes for the period ending December 31, 2001 are audited by Merdinger, Fruchter, Rosen & Corso, P.C. and are included herein based on their report dated May 5, 2002. . The financial statements as presented include financial results which were audited by prior independent public auditors. See Item 8 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 28, 2002 CECS CORP. (the "Registrant") engaged Merdinger, Fruchter, Rosen & Corso, P.C. to serve as Registrant's independent public auditor and to be the principal accountants to conduct the audit of the Registrant's financial statements for the fiscal year ending December 31, 2001.


     Miller and Co. LLP was previously the independent auditor for Registrant. In a letter dated September 20, 2001, Miller and Co. LLP ("Miller") advised Registrant that Miller was terminating the client-auditor relationship with Registrant and would not stand for re-election.


     Registrant filed a Form 8-K on September 28, 2001 and a Form 8-K/A on October 2, 2001 setting forth the material details of the withdrawal and the assent of Miller and Co. as to the language used to describe its withdrawal, respectively. There were no disagreements with accountants on accounting or on financial disclosure.


                                    PART III

     The information called for by Items 9-12 of Form 10KSB are contained in the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2001 Annual Meeting of Stockholders and is hereby incorporated by reference to the Definitive Proxy Statement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits are listed in the Index to Exhibits appearing on Page E-1.
(b) Reports on Form 8-K during the quarter ended December 31, 2001.

           Form 8K/A filed on October 2, 2001 advising of Change in Auditor


--------------------------------------------------------------------------------

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report on Form 10KSB for the period ending December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CECS CORP.


Date: May 13, 2002                        By:  /s/ TRACY M. SHIER
                                              ---------------------------------
                                              CHIEF EXECUTIVE OFFICER

Date: May 13, 2002                        By:  /s/ TRACY M. SHIER
                                              ---------------------------------
                                              INTERIM CHIEF FINANCIAL OFFICER

     In accordance with the Exchange Act, this report is signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


 /s/ TRACY M. SHIER
----------------------------
Tracy M. Shier, Director                                         May 13, 2002

                          INDEX TO FINANCIAL STATEMENTS



                                   CECS CORP.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS





                                                                       PAGE
                                                                       ----



INDEPENDENT AUDITORS' REPORT                                            F-1

BALANCE SHEETS                                                          F-2

STATEMENTS OF OPERATIONS                                                F-3

STATEMENTS OF COMPREHENSIVE LOSS                                        F-4

STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)                          F-5

STATEMENTS OF CASH FLOWS                                                F-6

NOTES TO FINANCIAL STATEMENTS                                           F-8

                                  [LETTERHEAD]
                          INDEPENDENT AUDITORS' REPORT


To the BOARD OF DIRECTORS AND TO THE shareholders OF CECS CORP.
Bainbridge Island, Washington

We have audited the accompanying balance sheet of CECS CORP. (A Development Stage Company) as of December 31, 2001, and the related statements of operations, shareholders' equity (deficiency), and cash flows for the year then ended and for the period from January 16, 2000 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CECS CORP. as of and for the year ended December 31, 2000 and for the period from January 16, 2000 (inception) through December 31, 2000 were audited by other auditors whose report dated April 11, 2001, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period from January 16, 2000 (inception) through December 31, 2000 reflect total revenues and net loss of $0 and $61,157, respectively, of the related totals. The other auditor's report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CECS CORP. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying financial statements, the Company is a development stage enterprise with no established source of revenue, and that has incurred recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                        Certified Public Accountants

Los Angeles, California
May 5, 2002

                                   CECS CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                                        December 31,
                                                                                             ---------------------------------
                                                                                                 2001                 2000
                                                                                             ------------         ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                  $       --           $     23,966
  Due from brokers                                                                                   --                 39,242
  Marketable securities, at market                                                                   --                446,359
  Prepaid expenses                                                                                   --                 12,332
                                                                                             ------------         ------------
TOTAL CURRENT ASSETS                                                                                 --                521,899

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $7,565 and $2,521, respectively                                                               19,661               22,691

NON-MARKETABLE SECURITIES, at cost                                                                   --                 75,000

NOTES RECEIVABLE, net of allowance for doubtful
  accounts of $142,000 and $-0-, respectively                                                        --                 70,000
                                                                                             ------------         ------------

TOTAL ASSETS                                                                                 $     19,661         $    689,590
                                                                                             ============         ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                      $     93,023         $     85,367
  Due to related parties                                                                           40,000               95,449
  Lawsuit settlement payable                                                                       30,000                 --
  Notes payable                                                                                   310,000              340,000
                                                                                             ------------         ------------
TOTAL LIABILITIES                                                                                 473,023              520,816
                                                                                             ------------         ------------
COMMITMENTS AND CONTINGENCIES                                                                        --                   --

SHAREHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock, par value $0.01 per share, convertible to common stock, authorized
    50,000,000 shares, 11.416 and 17.741 shares issued and outstanding, respectively                 0.12                 0.18
  Common stock, par value $0.01 per share, authorized 200,000,000 shares,
    47,970,875 and 47,717,875 issued and outstanding, respectively                                479,709              477,179
  Additional paid-in capital                                                                   22,079,371           22,081,901
  Accumulated deficit                                                                          22,386,912)         (22,386,912)
  Deficit accumulated during the development stage                                               (625,530)             (61,157)
  Accumulated other comprehensive income                                                             --                 57,763
                                                                                             ------------         ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                                                          (453,362)             168,774
                                                                                             ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)                                      $     19,661         $    689,590
                                                                                             ============         ============

The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                      Cumulative from
                                                                                         Inception
                                                                                        (January 16,
                                                              December 31,                2000) to
                                                      ---------------------------        December 31,
                                                         2001              2000              2001
                                                      ---------         ---------         ---------
REVENUE                                               $    --           $    --           $    --
                                                      ---------         ---------         ---------

OPERATING EXPENSES
  General and administrative expenses                    65,932           223,412           289,344
  Professional and consulting fees                       59,288           175,961           235,249
  Depreciation expense                                    5,044             2,521             7,565
                                                      ---------         ---------         ---------

TOTAL OPERATING EXPENSES                                130,264           401,894           532,158
                                                      ---------         ---------         ---------

LOSS FROM OPERATIONS                                   (130,264)         (401,894)         (532,158)
                                                      ---------         ---------         ---------

OTHER INCOME (EXPENSES)
  Impairment expense                                    (75,000)             --             (75,000)
  Bad debt expense - notes receivable                  (142,000)             --            (142,000)
  Gain on sale of certain contract rights                  --             203,095           203,095
  Interest expense                                      (42,545)          (23,915)          (66,460)
  Lawsuit settlement                                    (30,000)             --             (30,000)
  Gain (loss) on sale of marketable securities         (144,564)          161,557            16,993
                                                      ---------         ---------         ---------

TOTAL OTHER INCOME (EXPENSE)                           (434,109)          340,737           (93,372)
                                                      ---------         ---------         ---------

NET LOSS                                              $(564,373)        $ (61,157)        $(625,530)
                                                      =========         =========         =========


NET LOSS PER SHARE OF COMMON STOCK
BASIC/DILUTED LOSS PER SHARE:                         $   (0.01)        $   (0.00)
                                                      =========         =========








The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                        STATEMENTS OF COMPREHENSIVE LOSS

                                                                                      Cumulative from
                                                                                         Inception
                                                                                        (January 16,
                                                              December 31,                2000) to
                                                      ---------------------------        December 31,
                                                         2001              2000              2001
                                                      ---------         ---------         ---------

COMPREHENSIVE LOSS

  Net loss                                            $(564,373)        $ (61,157)        $(625,530)

  Unrealized gain (loss)                                (57,763)           57,763              --
                                                      ---------         ---------         ---------

COMPREHENSIVE LOSS                                    $(622,136)        $  (3,394)        $(625,530)
                                                      =========         =========         =========







                      [THIS SPACE INTENTIONALLY LEFT BLANK]











The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                            Preferred Stock                     Common Stock
                                    ------------------------------      -----------------------------
                                       Shares            Amount            Shares           Amount
                                    ------------      ------------      ------------     ------------

Balance at December 31, 1999             109.100      $       1.09        28,504,395     $    285,044

Issuance of preferred stock in
  exchange for debt and cash                 390              3.90              --               --

Issuance of common on
  Conversion of preferred stock         (481.359)            (4.81)       19,213,480          192,135

Net loss for the year ended
  December 31, 2000                         --                --                --               --

Other comprehensive income                  --                --                --               --
                                    ------------      ------------      ------------     ------------

Balance at December 31, 2000              17.741              0.18        47,717,875          477,179

Issuance of common stock in
  exchange on conversion of
  preferred stock                         (6.325)           (0.060)          253,000     $      2,530

Net loss for the year ended
  December 31, 2001                         --                --                --               --

Other comprehensive loss                    --                --                --               --
                                    ------------      ------------      ------------     ------------

Balance at December 31, 2001              11.416      $       0.12        47,970,875     $    479,709
                                    ============      ============      ============     ============

                                                                           Deficit
                                                                         Accumulated      Accumulated
                                     Additional                           During the         Other
                                       Paid-in        Accumulated        Development     Comprehensive
                                       Capital           Deficit            Stage            Income             Total
                                    ------------      ------------      ------------      ------------      ------------

Balance at December 31, 1999        $ 21,496,035      $(22,386,912)     $       --        $       --        $   (605,832)

Issuance of preferred stock in
  exchange for debt and cash             777,996              --                --                --             778,000

Issuance of common on
  Conversion of preferred stock         (192,130              --                --                --                --

Net loss for the year ended
  December 31, 2000                         --                --             (61,157)             --             (61,157)

Other comprehensive income                  --                --                --              57,763            57,763
                                    ------------      ------------      ------------      ------------      ------------

Balance at December 31, 2000          22,081,901       (22,386,912)          (61,157)           57,763           168,774

Issuance of common stock in
  exchange on conversion of
  preferred stock                         (2,530)             --                --                --                --

Net loss for the year ended
  December 31, 2001                         --                --            (564,373)             --            (564,373)

Other comprehensive loss                    --                --                --             (57,763)          (57,763)
                                    ------------      ------------      ------------      ------------      ------------

Balance at December 31, 2001        $ 22,079,371      $(22,386,912)     $   (625,530)     $       --        $   (453,362)
                                    ============      ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                      Cumulative from
                                                                                                      January 16, 2000
                                                                               December 31,             (Inception) to
                                                                       ---------------------------        December 31,
                                                                          2001              2000              2001
                                                                       ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $(564,373)        $ (61,157)        $(625,530)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                           5,044             2,521             7,565
   Issuance of common stock in exchange for services                        --              10,000            10,000
   Realized loss (gain) on sale of marketable securities                 144,564          (364,652)         (220,088)
   Impairment expense                                                     75,000              --              75,000
   Bad debt expense - notes receivable                                   142,000              --             142,000
Change in assets and liabilities:
   (Increase) decrease in due from brokers                                39,242           (39,242)             --
   (Increase) decrease in prepaid rent                                    12,332           (11,713)              619
   Increase (decrease) in accounts payable and accrued expenses            7,656          (182,894)         (175,238)
   Increase in lawsuit payable                                            30,000              --              30,000
   Increase (decrease) in due to related parties                         (55,449)         (134,551)         (190,000)
                                                                       ---------         ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES                                   (163,984)         (781,688)         (945,672)
                                                                       ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities                              244,032           704,072           948,104
Purchase of property and equipment                                        (2,014)          (25,212)          (27,226)
Purchase of non-marketable securities                                       --             (75,000)          (75,000)
Purchase of marketable securities and rights                                --            (605,700)         (605,700)
Issuance of notes receivable                                             (72,000)          (70,000)         (142,000)
                                                                       ---------         ---------         ---------
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                      170,018           (71,840)           98,178
                                                                       ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                                 --             686,500           686,500
Repayment of notes payable                                               (30,000)         (351,500)         (381,500)
Proceeds from issuance of preferred stock                                   --             523,000           523,000
                                                                       ---------         ---------         ---------
NET CASH (USED) IN PROVIDED BY FINANCING ACTIVITIES                      (30,000)          858,000           828,000
                                                                       ---------         ---------         ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (23,966)            4,472           (19,494)

CASH AND CASH EQUIVALENTS- beginning                                      23,966            19,494            19,494
                                                                       ---------         ---------         ---------

CASH AND CASH EQUIVALENTS- ending                                      $    --           $  23,966         $    --
                                                                       =========         =========         =========

The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                      Cumulative from
                                                                                                      January 16, 2000
                                                                               December 31,             (Inception) to
                                                                       ---------------------------        December 31,
                                                                          2001              2000              2001
                                                                       ---------         ---------         ---------

CASH PAID DURING THE YEAR:
  Interest expense                                                     $    --           $  27,188         $  27,188
                                                                       =========         =========         =========
  Income taxes                                                         $    --           $    --           $    --
                                                                       =========         =========         =========

NON-CASH FINANCING ACTIVITIES:

During the year ended December 31, 2001, a shareholder converted 6.325 shares of preferred stock into 253,000 shares of common stock.






                      [THIS SPACE INTENTIONALLY LEFT BLANK]














The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Nature of Operations
             --------------------
             CECS Corp. (the "Company") was incorporated under the laws of the State of Maryland on July 11, 1985, as PPV Enterprises, Inc. ("PPV"). On August 18, 1987, the Company changed its name to DataVend, Inc. ("Datavend") and reincorporated under the laws of the State of Delaware. On March 14, 1990, the Company changed its name to Choices Entertainment Corporation ("Choices"). On June 16, 1997, the Company sold substantially all of its assets and business to West Coast Entertainment Corporation ("Westcoast").

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

             The Company is currently a development stage enterprise under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7.

             Use of Estimates
             ----------------
             The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

             Cash and Cash Equivalents
             -------------------------
             The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

             Concentration of Credit Risk
             ----------------------------
             The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

             Equity Securities
             -----------------
             The Company accounts for investment in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," which classifies investments as trading securities, available for sale securities, and held to maturity securities. SFAS No. 115 requires unrealized holding gains and losses for available-for-sale securities to be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Equity Securities (continued)
             -----------------------------
             Non-marketable securities are carried at cost, unless the Company believes and has reason to believe that the securities should be valued at some lower basis due to impairment of realization.

             Property and Equipment
             ----------------------
             Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

             Income Taxes
             ------------
             Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

             Fair Value of Financial Instruments
             -----------------------------------
             The carrying value of the Company's financial instruments as of December 31, 2001, which include cash and cash equivalents, accounts payable and accrued expenses, and notes payable approximate their values due to their short maturities.

             Long-Lived Assets
             -----------------
             SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that an impairment loss needs to be recognized for non-marketable securities (see Note 6).

             Loss Per Share
             --------------
             SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted LPS gives effect to all dilutive potential common shares outstanding and all shares held in treasury during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Loss Per Share (continued)
             --------------------------

             The shares used in the computation of loss per share were as follows:

                                               December 31,
                                      -----------------------------
                                         2001               2000
                                      -----------       -----------
             Basic and diluted         47,963,943        40,674,367
                                      ===========       ===========

             Stock-Based Compensation
             ------------------------
             SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

             Comprehensive Income
             --------------------
             SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company had items that represent comprehensive income; therefore, has included a schedule of comprehensive income in the financial statements.

             Segment Disclosure
             ------------------
             SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one operating segment and does not report entity-wide disclosures.

             Recent Accounting Pronouncements
             --------------------------------
             On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 1       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Recent Accounting Pronouncements (continued)
             --------------------------------------------
             On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined that impact, if any, that this statement will have on its consolidated financial position or results of operations

             In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

             In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

NOTE 2       GOING CONCERN

             The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue.

             As of December 31, 2001, the Company has an accumulated deficit of $23,012,442 and net losses of approximately of $564,000 and $61,000 for the years ended December 31, 2001 and 2000, respectively.

             As of the date of this report, the Company has no cash in the bank. In 2001, the Company relied on raising capital privately, borrowings, and the proceeds from the sale of marketable securities to provide capital for its operating and investing activities. The Company's viability for the foreseeable future is dependent upon its ability to find business opportunities and raise needed capital. The Company's viability in raising needed capital is seriously in question. In the event the Company is not successful in securing needed capital in the near term, as to which no assurance can be given, the Company does not believe that its viability as an ongoing business is assured.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 2       GOING CONCERN (Continued)

             This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statement do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

             Management is exploring merging or acquiring a company with viable operations.

NOTE 3       MARKETABLE SECURITIES/DUE FROM BROKER

             The Company's investments in marketable securities are classified as available-for-sale. The cost and approximate fair value of marketable securities available-for-sale are summarized as follows at December 31, 2000:

                                                    Unrealized    Fair
                                            Cost       Gain      Value
                                          --------   --------   --------
             Publicly traded securities   $388,596   $ 57,763   $446,359
                                          ========   ========   ========

             For the year ended December 31, 2000, gross proceeds from the sale of securities was $378,662, with an average cost of $217,105, and a realized gain of $161,557 using the average cost method.

             As of December 31, 2000, the Company had a receivable totaling $ 39,242 for the shares sold with the settlement date after the year end.

             For the year ended December 31, 2001, gross proceeds from the sale of securities was $244,032,with an average cost of $388,596, which resulted in realized loss of $144,564. The average cost method was used to calculate realized loss.

             As of December 31, 2001, the Company sold all of its marketable securities.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 4       PROPERTY AND EQUIPMENT

             Property and equipment at cost, consisted of the following:

                                                           December 31,
                                                  ----------------------------
                                                     2001              2000
                                                  ----------        ----------
              Computer Equipment                  $    3,102        $    1,088
              Furniture and Fixture                   17,171            17,171
              Office Equipment                         6,953             6,953
                                                  ----------        ----------
                                                      27,226            25,212
              Less:  Accumulated Depreciation         (7,565)           (2,521)
                                                  ----------        ----------
              Property and Equipment, net         $   19,661        $   22,691
                                                  ==========        ==========

             For the years ended December 31, 2001 and 2000, depreciation expense was $5,044 and $2,521, respectively.

NOTE 5       NON-MARKETABLE EQUITY SECURITIES

             The Company acquired securities of Tridium Research, Inc., a Washington corporation ("Tridium") a non-publicly traded based in Kirkland, Washington during 2000. In March 2000, the Company paid $50,000 cash to acquire 250,000 shares of common stock of Tridium. In June 2000, the Company acquired an additional 125,000 shares of common stock of Tridium for $25,000. The 375,000 shares of common stock acquired represented in excess of 5% of all Tridium common stock issued and outstanding. Originally, the Company obligated itself to provide an additional $200,000 of funding to Tridium, upon terms and conditions to be determined, but no satisfactory agreement could be reached as to such terms and conditions.

             During the second quarter of 2001, the Company discontinued its efforts to acquire Tridium Research, Inc. because the market size did not warrant the asking price of the principals. Because Tridium is not an operational company and does not have prospects for other financing, the Company impaired its investment in Tridium totaling $75,000, and recognized a loss in the statement of operations.


NOTE 6       NOTES RECEIVABLE

             The Company provided capital on a loan basis to Speaklink, Inc. ("Speaklink"), a privately held company based in Seattle, Washington. The Company is the holder of two Speaklink promissory notes each in the amount of $35,000. The first note, dated October 19, 2000, matured December 19, 2000 and the second note, dated October 27, 2000, matured December 27, 2000, in each case with accrued interest. The notes contain all of the standard terms and conditions of commercially reasonable promissory notes written or made in the ordinary course of business. The Company has demanded repayment of the note. It appears that Speaklink does not have assets sufficient to repay the amount of the notes plus interest and is insolvent.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 6       NOTES RECEIVABLE (Continued)

             Accordingly, the Company expensed these notes totaling $70,000 during the year ended December 31, 2001.

             Additionally the Company provided capital on a loan basis to FastVoice, Inc. ("FastVoice"), a privately held company based in Seattle, Washington. The Company is the holder of a FastVoice promissory note in the amount of $72,000, dated January 20, 2001 with interest at 12% per annum. The note contains all of the standard terms and conditions of a commercially reasonable promissory note written or made in the ordinary course of business. The Company has demanded repayment of the note. However, it appears that FastVoice does not have assets sufficient to permit repayment of the amount on the note plus interest and is insolvent. Accordingly, the Company expensed this note totaling $72,000 during the year ended December 31, 2001.


NOTE 7       RELATED PARTY TRANSACTIONS

             As of December 31, 2001 and 2000, the Company had payable to related parties totaling $40,000 and $95,449 for the consulting and professional services.

             The Company has related party transactions with several officers, directors and other related parties as follows:

             o During the year ended December 31, 2001, the Company made payments to Tracy Shier, President and CEO ("Shier"), Thomas Renna, Vice President ("Renna") and Howard Patrick, Director ("Patrick") in the amounts of $45,938 and $14,900, and $5,000, respectively, for consulting services.

             o During the year ended December 31, 2000, the Company made payments to Tracy Shier, President and CEO, Thomas Renna, Vice President and George Pursglove, formerly Interim CFO and Director ("Pursglove") in the amounts of $147,000, $166,000 and $20,000, respectively, for consulting services.

             o Additionally, during the year ended December 31, 2000, the board of directors approved a direct grant of common stock of the Company to Shier and Renna in the amounts of 10,000,000 and 3,000,000 shares respectively of the Company's common stock. The fair market value per share of the Company's common stock as quoted on the OTC-BB was approximately $0.04 as of the day of the grant. These grants were recorded as Stock Based Compensation in the approximate amount of $520,000 in the Statement of Operations in the quarter ended September 30, 2000. The grant of stock to Renna and Shier has been declined by recipients and the board has voided the grant. Compensation expense for the grant of common stock was subsequently corrected in the fourth quarter 2000.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8       LAWSUIT SETTLEMENT PAYABLE

             The Company was a defendant to lawsuit from Dion Signs & Services, Inc. ("Dion") vs. Choices Entertainment Corporation ("Choices"), Civil Action No. 91-6871. Dion alleged that it was owed approximately $33,000 plus interest, costs and reasonable attorney's fees for the failure by Choices to pay for signage that was erected at various locations pursuant to a contract.

             The lawsuit discussed above was settled during May 2001, whereby the Company agreed to pay $22,000 to Dion over the next six months in semi-monthly installments of $6,000 except for the first installment, which is for $5,000. The Company was unable to make its first installment under the settlement agreement and accordingly the liquidated amount of the judgment is $30,000 plus accrued interest. The judgment has been placed in the hands of collection attorneys in the state of Washington and the Rhode Island judgment has been registered as a Washington judgment. As of December 31, 2001, no payment has been made on this judgement.

NOTE 9       NOTES PAYABLE

             As of December 31, 2001 and 2000, the Company had notes payable outstanding in the amount of $310,000 and $340,000, respectively. The notes are evidenced in writing and are held by 5 individuals who are stockholders in the Company. The notes have maturity dates of between October through December of 2000, and have all matured. The notes bear interest at the rate of 12% per annum.

NOTE 10      COMMITMENTS AND CONTINGENCIES

             The Company sub-leases its office facilities in Seattle, Washington under a non-cancelable operating lease, which commenced June 1, 2000 and expires December 31, 2001. The rent was $4,112 per month for the period from June 1, 2000 through December 31, 2000 and increased to $4,719 per month through December 30, 2001.

             During July 2001, the Company entered into a termination arrangement with its sub-landlord to vacate corporate office facilities in Seattle, Washington. According to the arrangement, the sub-landlord applied all amounts of last month's rent and security deposit to payment of the monthly lease amounts through the date of termination on July 31, 2001. The reason for the termination was that the sub-landlord needed the space for its own expansion plans.

             Rent expense for the years ended December 31, 2001 and 2000 was $31,061 and $34,595, respectively.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 11      STOCKHOLDERS' EQUITY (DEFICIENCY)

             Convertible Preferred Shares
             ----------------------------
             The aggregate number of shares of convertible preferred stock that the Company has authority to issue is 50,000,000 shares at a par value of $0.01. The Company, as of December 31, 2001 and 2000, had issued 11.416 and 17.741 shares of its redeemable convertible preferred stock, respectively.

             The Convertible Preferred Shares are the Company's only authorized and outstanding series or class of preferred shares. The Convertible Preferred Shares have no liquidation preference. Upon liquidation, dissolution or winding up of the Company, the holders of Convertible Preferred Shares will receive an amount equal to the amount, if any, received by holders of the Common Stock

             Dividends on the Convertible Preferred Shares are non-cumulative and will only be paid when, as and if declared by the Board of Directors of the Company, in its sole discretion, in an amount per share equal to the amount of the dividend declared on the Common Stock, if any.

             Convertible Preferred Shares are convertible, in whole or in part, at any time, at the option of the holder, into Common Stock at a ratio of 40,000 shares of the Company's Common Stock for each Convertible Preferred Share. Holders of the Convertible Preferred Shares are not entitled to any distributions unless declared by the Board of Directors as described above.

             The holders of Convertible Preferred Shares have voting rights equivalent to the rights of holders of the Common Stock. Each Convertible Preferred Share bears 40,000 votes on any matter brought before the stockholders such as the election of Directors and are entitled to notice of annual or special stockholder meetings.

             Convertible Preferred Shares are not redeemable by the Company.

             During the year ending December 31, 2001, 6.325 convertible preferred shares were converted into 253,000 shares of the Company's common stock.

             Common Stock
             ------------
             The aggregate number of shares of common stock that the Company has authority to issue is 200,000,000 shares at a par value of $0.01. As of December 31, 2001 and 2000, 47,970,875 and 47,717,875 shares were issues and outstanding, respectively. The Company's common stock is currently traded in the over-the-counter market on the OTC-Bulletin Board

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 11      STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)

             Common Stock (continued)
             ------------------------
             The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets legally available therefore at such times and in such amounts as the board may from time to time determine. The shares of Common Stock are neither redeemable nor convertible, and the holders thereof have no preemptive or subscription rights to purchase any securities of the Company. Upon liquidation, dissolution or winding up of the company, the holders of Common Stock are entitled to receive the assets of the company which are legally available for distribution, after payment of all liabilities and any liquidation preference of any outstanding preferred stock. Each outstanding share of Common Stock is entitled to one vote on all matters submitted to a vote of stockholders. There is no cumulative voting and no preemptive right.

             The Company has not declared or paid any dividends on its preferred or common stock. The Board of Directors does not contemplate the payment of dividends in the foreseeable future.

NOTE 12      STOCK OPTIONS

             Stock Option and Appreciation Rights Plan
             -----------------------------------------
             The Company has an unallocated reserve of 1,694,000 shares of its common stock for grant under its 1987 Stock Option and Appreciation Rights Plan (the "1987 Plan"). Pursuant to the 1987 Plan, the Company may grant either incentive stock options, intended to comply with the requirements of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options, as well as stock appreciation rights. All matters relating to the 1987 Plan are administered by a committee selected by the Company's Board of Directors, including selection of participants, allotment of shares, determination of price and other conditions of purchase. The exercise price of incentive stock options granted under the 1987 Plan may not be less than the fair market value of the common stock on the date of grant and the term of the option may not exceed ten years from the date of grant. In the case of incentive options granted to individuals who own more than 10% of the outstanding common stock of the Company, the exercise price may not be less than 110% of the fair market value of the common stock on the date of the 1987 Plan grant and the term of the option may not exceed five years from the date of grant. All options and stock appreciation rights granted under the 1987 Plan are non-transferable other than by will or by the laws of descent and distribution.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 12      STOCK OPTIONS (Continued)

             Stock Option and Appreciation Rights Plan (continued)
             -----------------------------------------------------
             The following table sets forth information with respect to incentive stock options under the Plan for the year ended December 31, 2000:

                                         Number of
                                        Shares under               Price per
             Expiration Date             Option (1)                  Share
             ---------------             ----------                  -----
             November 29, 2001            1,500,50                    .75

             As of December 31, 2001, these options expired unexercised.

             Non-qualified Management Incentive Options
             ------------------------------------------
             On January 31, 1991, the Board of Directors approved the grant of 4,750,000, 1991 Management Options to four executive officers of the Company. One officer has subsequently retired and two other officers have left the Company. One ex-officer exercised his options in full, one ex-officer exercised 540,000 options leaving 510,000 options outstanding, and 1,000,000 options held by the second officer who has left the Company remains outstanding. All of the 1991 Management Options were issued at an exercise price of $.4325 per share, which represented the bid price for the Company's common stock on the date of the grant of such options. The 1991 Management Options fully vested as of August 2, 1991, and expired January 31, 2001.

             On February 9, 1994, the Board of Directors approved the grant of 915,000 1994 Management Options to three officers and one director of the Company at an exercise price of $.23 per share, which represented the bid price for the Company's common stock on the date of grant of such options. The 1994 Management Options vested fully as of April 7, 1994, and expired on January 31, 2001.


             Registration statements under the 1933 Act have been filed by the Company with respect to the 8,425,001 shares underlying the 1987 Stock Option and Appreciation Rights Plan (the "1987 Plan"), the outstanding Long-Term Management Incentive Options, the 1991 Management Options, and the 1994 Management Options, and an option held by a director. Of these options, 3,591,501 have either been cancelled, exercised or have expired and 3,139,499 options remained unissued under the 1987 SOP.

             On February 13, 1997, the Board of Directors of the Company authorized the grant of non-qualified stock options to purchase 450,000 shares of the Company's common stock at $.05 per share, the fair market value of the common stock on that date, to three directors of the Company. The options became fully vested after six months from the date of grant. As of December 31, 2001 all options have expired.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12      STOCK OPTIONS (Continued)

             Non-qualified Management Incentive Options (continued)
             ------------------------------------------------------
             All of the events disclosed above regarding stock option grants occurred prior to June 1998, when current management took control of the Company by acquiescence in a proxy contest. Since June 1998, the Company has not granted any stock options, whether pursuant to the 1987 Plan or otherwise. Management believes and has reason to believe that all prior option grants have expired unexercised or are of doubtful validity and would not be honored by the Company without substantiation.


NOTE 13      INCOME TAXES

             The components of the provision for income taxes are as follows:

                                                       For The Years Ended
                                                           December 31,
                                                   --------------------------
                                                     2001              2000
                                                   --------          --------
             Current Tax Expense
                  U.S. Federal                      $     -           $     -
                  State and Local                         -                 -
                                                   --------          --------
             Total Current                                -                 -
                                                   --------          --------

             Deferred Tax Expense
                  U.S. Federal                            -                 -
                  State and Local                         -                 -
                                                   --------          --------
             Total Deferred                               -                 -
                                                   --------          --------

             Total Tax Provision (Benefit) from
             Continuing Operations                 $      -          $      -
                                                   ========          ========

             The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31, 2001 and 2000:

             Federal Income Tax Rate                                     (34.0)%
             Effect of Valuation Allowance                                34.0%
                                                                      --------
             Effective Income Tax Rate                                     0.0%
                                                                      ========

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 13      INCOME TAXES (Continued)

             At December 31, 2001 and 2000, the Company had net carryforward losses of approximately $23,000,000 and $22,400,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

             Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                  ----------------------------
                                                      2001             2000
                                                  -----------      -----------
             Deferred Tax Assets
                  Loss Carryforwards              $ 7,820,000      $ 7,616,000
                  Less:  Valuation Allowance       (7,820,000)      (7,616,000)
                                                  -----------      -----------
             Net Deferred Tax Assets              $         -      $         -
                                                  ===========      ===========

             Net operating loss carryforwards expire starting in 2007 through 2019. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.


NOTE 14      SUBSEQUENT EVENTS

             On May 2, 2002 the Company sold 5,000,000 shares of its common stock for $5,000 or $.001 per share.

                                INDEX TO EXHIBITS
  EXHIBIT
    NO.                         DESCRIPTION OF EXHIBIT *
---------           ------------------------------------------------------------

      3(a)      Certificate of Incorporation, as amended(1)
       (b)      Certificate of Designations of Series C Preferred Stock, as
                amended(2)
       (c)      Amended and Restated By-Laws,(13)
      4         Form of certificate evidencing shares of Common Stock(14)
     10(a)      Stock Option and Appreciation Rights Plan of 1987 (4)
       (b)      Form of Long-Term Management Incentive Stock Option Agreement(5)
       (c)      Form of 1991 Management Option Agreement(5)
       (d)      Consulting Agreement between Registrant and Ronald W.
                Martignoni(6)
       (e)      Severance Benefits Agreement, as amended, between Registrant and
                Lorraine E. Cannon(7)
       (f)      Form of 1994 Management Option Agreement(7)
       (g)      Non-Employee Director Stock Option Agreement between Registrant and Fred E. Portner(8)
       (h)      Non-Employee Director Stock Option Agreement between Registrant and Fred E. Portner(9)
       (i)      Non-Employee Director Stock Option Agreement between Registrant and James D. Sink(9)
       (j)      Asset Purchase Agreement, dated December 16, 1996, as amended, between West Coast Entertainment Corporation and Registrant(10)
  10.99(a)      Consulting Agreement between Registrant and Thomas Renna(11)
       (b)      Letter of Intent to Acquire Republic Hotel Investors, Inc.(12)
       (c)      Termination Contract with Republic Hotel Investors, Inc.(13)
       (d)      Sublease Agreement between Northwest Strategies, Inc. and CECS,
                Inc. [sic.] dated May 25, 2000 (14)
       (e)      Private Placement Subscription Agreement dated January 12, 2000 re: Photochannel Networks Inc. (14)
       (f)      Subscription Agreement re: Tridium Research, Inc. dated March
                1, 2000 (14)
       (g)(1)   Promissory Note--Speaklink Inc. dated October 19, 2000 (14)
       (h)(1)   Fastvoice Term Sheet--Third Party dated October 31, 2000 (14)
  16.01         Letter of Withdrawal by Miller and Co. LLP (auditors) (15)
  16.01(b)      Letter of Acquiesence in Form 8K dated September 28, 2001 (16)
  21            Subsidiaries of Registrant (14)

-----------------

(1) Filed as an exhibit to Registrant's Registration Statement on Form S-8 File No. 33-87016).
(2) Filed as an exhibit to Registrant's 1996 Annual Report on Form 10-KSB.
(3) Filed as an exhibit to Registrant's 1992 Annual Report on Form 10-K.
(4) Filed as an exhibit to Registrant's Registration Statement on Form S-1, inclusive of Post-Effective Amendment No. 1 thereto (File No.: 33-198983).
(5) Filed as an exhibit to Registrant's Post-Effective Amendment No. 1 to
    Form S-1 Registration Statement (File No.: 33-32396).
(6) Filed as an exhibit to Registrant's Quarterly Report on Form 10-QSB, for the quarter ended September 30, 1997.
(7) Filed as an exhibit to Registrant's 1993 Annual Report on Form 10-K.
(8) Filed as an exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.
(9) Filed as an exhibit to Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.

(10) Filed as an exhibit to Registrant's definitive Proxy Statement, dated February 11, 1997, with regard to a Special Meeting of Stockholders held on March 12, 1997, as further amended by Second and Third Amendments thereto filed as exhibits to Registrant's Forms 8-K, dated April 28, 1997, and May 29, 1997.
(11) Filed as an exhibit to Registrant's Quarterly Report on Form 10-QSB, for the quarter ended June 30, 1999.
(12) Filed as an exhibit to Registrant's Current Report on Form 8-K dated August 30, 1999.
(13) Filed as an exhibit to Registrant's Annual Report on Form 10-KSB, for the year ended December 31, 1999.
(14) Filed as an exhibit to Registrant's Annual Report on Form 10-KSB or the amendment thereto for the year ended December 31, 2000.
(15) Filed as an exhibit to Registrant's Current Report on Form 8-K dated September 28, 2001.
(16) Filed as an exhibit to Registrant's Current Report on Form 8-K/A dated October 2, 2001
--------------------------------------------------------------------------------

* All exhibits listed above are herby incorporated by reference to this report to the fullest extent permitted by the rules and regulations of the Securities and Exchange Commission, and by other applicable law.















                                [END OF DOCUMENT]