Form 10QSB
period 2002-03-31
CECS CORP
filed 2002-06-04
CIK 822935

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   /X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       or

   / /   Transition report under Section 13 or 15(d) of the Exchange Act

               For the transition period from ________ to ________


                        Commission file number 000-17001



                                   CECS CORP.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


           Delaware                                          52-1529536
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

                         391 Cosgrove Avenue NW
                     Bainbridge Island, Washington        98110
               (Address of Principal Executive Offices) (Zip Code)


                 Issuer's Telephone Number, Including Area Code
                                  206-842-6948


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


State the number of shares outstanding of the issuer's Common Stock, as of
March 31, 2002:                    47,970,875

Transitional Small Business Disclosure Format (check one):  Yes / /    No /X/

================================================================================

                          INDEX TO FINANCIAL STATEMENTS




                                                                           Page
                                                                           ----
PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets ....................................................  1
        Statements of Operations (unaudited) ..............................  2
        Statements of Comprehensive Loss (unaudited) ......................  3
        Statement of Stockholders' Deficiency (unaudited) .................  4
        Statements of Cash Flows (unaudited) ..............................  5
        Notes to Financial Statements .....................................  7


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................. 14




PART II--OTHER INFORMATION

Item 6. Exhibits Index .................................................... 16

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                   CECS CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                  MARCH 31,        DECEMBER 31,
                                                                    2002               2001
                                                                ------------       ------------
                                                                 (Unaudited)
ASSETS


PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $8,826 and $7,565 respectively                $     18,400       $     19,661
                                                                ------------       ------------
TOTAL ASSETS                                                    $     18,400       $     19,661
                                                                ============       ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $    104,990       $     93,023
  Lawsuit settlement payable                                          30,000             30,000
  Due to related parties                                              40,000             40,000
  Notes payable                                                      310,000            310,000
                                                                ------------       ------------
TOTAL LIABILITIES                                                    484,990            473,023
                                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES                                             --                 --

SHAREHOLDERS' (DEFICIENCY)
  Preferred stock, par value $0.01 per share,
     convertible to common stock, authorized
     50,000,000 shares, 11.416 and 17.741 shares
     issued and outstanding, respectively                               0.12               0.12
  Common stock, par value $0.01 per share,
     authorized 200,000,000 shares, 47,970,875
     shares issued and outstanding                                   479,709            479,709
  Additional paid-in capital                                      22,079,371         22,079,371
  Accumulated deficit                                            (22,386,912)       (22,386,912)
  Deficit accumulated during the development stage                  (638,758)          (625,530)
                                                                ------------       ------------
TOTAL SHAREHOLDERS' DEFICIENCY                                      (466,590)          (453,362)
                                                                ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                  $     18,400       $     19,661
                                                                ============       ============

The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                               CUMULATIVE FROM
                                                                                  INCEPTION
                                                                                (JANUARY 16,
                                               THREE MONTHS ENDED MARCH 31,       2000) TO
                                               ---------------------------        MARCH 31,
                                                  2002             2001             2002
                                               ----------       ----------       ----------
REVENUE                                        $       --       $       --       $       --
                                               ----------       ----------       ----------

OPERATING EXPENSES
  General and administrative expenses                  --           19,345          289,344
  Professional and consulting fees                     --           64,229          235,249
  Depreciation expense                              1,261            1,261            8,826
                                               ----------       ----------       ----------

TOTAL OPERATING EXPENSES                           (1,261)          84,835          533,419
                                               ----------       ----------       ----------

LOSS FROM OPERATIONS                               (1,261)         (84,835)        (533,419)
                                               ----------       ----------       ----------

OTHER INCOME (EXPENSES)
  Impairment expense                                   --               --          (75,000)
  Bad debt expense - notes receivable                  --               --         (142,000)
  Gain on sale of certain contract rights              --               --          203,095
  Interest expense                                (11,967)          (9,289)         (78,427)
  Lawsuit settlement                                   --               --          (30,000)
  Loss on sale of marketable securities                --         (140,820)          16,993
                                               ----------       ----------       ----------

TOTAL OTHER INCOME (EXPENSE)                      (11,967)        (150,109)        (105,339)
                                               ----------       ----------       ----------

NET LOSS                                       $  (13,228)      $ (234,944)      $ (638,758)
                                               ==========       ==========       ==========


NET LOSS PER SHARE OF COMMON STOCK
BASIC/DILUTED LOSS PER SHARE:                  $    (0.00)      $    (0.00)
                                               ==========       ==========






The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                  STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)





                                                                               CUMULATIVE FROM
                                                                                  INCEPTION
                                                                                (JANUARY 16,
                                               THREE MONTHS ENDED MARCH 31,       2000) TO
                                               ---------------------------        MARCH 31,
                                                  2002             2001             2002
                                               ----------       ----------       ----------
COMPREHENSIVE LOSS

  Net loss                                     $  (13,228)      $ (234,944)      $ (638,758)


  Unrealized loss on investment                        --           (2,408)              --

                                               ----------       ----------       ----------

COMPREHENSIVE LOSS                             $  (13,228)      $ (237,352)      $ (638,758)
                                               ==========       ==========       ==========



























The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                 STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)


                                                                                                   DEFICIT
                                                                                                 ACCUMULATED  ACCUMULATED
                          PREFERRED STOCK         COMMON STOCK        ADDITIONAL                  DURING THE    OTHER
                       --------------------   --------------------     PAID-IN      ACCUMULATED  DEVELOPMENT COMPREHENSIVE
                         SHARES     AMOUNT      SHARES     AMOUNT      CAPITAL        DEFICIT       STAGE       INCOME      TOTAL
                       ----------  --------   ----------  --------   -----------   ------------   ---------   ---------   ---------
Balance at
  December 31, 2000    $   17.741      0.18   47,717,875  $477,179   $22,081,901   $(22,386,912)    (61,157)  $  57,763   $ 168,774

Issuance of common
  stock in exchange
  on conversion of
  preferred stock          (6.325)   (0.060)     253,000  $  2,530        (2,530)            --          --          --          --

Net loss for the
  year ended
  December 31, 2001            --        --           --        --            --             --    (564,373)         --    (564,373)

Other comprehensive
  loss                         --        --           --        --            --             --          --     (57,763)    (57,763)


Balance at
  December 31, 2001        11.416  $   0.12   47,970,875  $479,709   $22,079,371   $(22,386,912)  $(625,530)  $      --   $(453,362)


Net loss (unaudited)           --        --           --        --            --             --     (13,228)         --     (13,228)

Balance at
  March 31, 2002
 (unaudited)               11.416  $   0.12   47,970,875  $479,709   $22,079,371   $(22,386,912)   (638,758)  $      --   $(466,590)





The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                          CUMULATIVE FROM
                                                                                          JANUARY 16, 2000
                                                             THREE MONTH ENDED MARCH 31,   (INCEPTION) TO
                                                             --------------------------       MARCH 31,
                                                                2002            2001            2002
                                                             ----------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $  (13,228)     $ (234,944)     $ (638,758)

Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization                                  1,261           1,261           8,826
   Issuance of stock in exchange for services                        --              --          10,000
   Realized loss (gain) on sale of marketable securities             --         140,820        (220,088)
   Impairment expense                                                --              --          75,000
   Bad debt expense - notes receivable                               --              --         142,000
Change in assets and liabilities:                                    --              --
   Decrease in due from brokers                                      --          39,242              --
   Decrease in prepaid rent                                          --              --             619
   Increase/(decrease) in accounts payable and accrued
     expenses                                                    11,967         (59,089)       (163,271)
   Increase in lawsuit payable                                       --              --          30,000
   Decrease in due to related parties                                --              --        (190,000)
                                                             ----------      ----------      ----------
NET CASH USED IN OPERATING ACTIVITIES                                --        (112,710)       (945,672)
                                                             ----------      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities                          --         243,955         948,104
Acquisition of furniture and fixtures                                --            (533)        (27,226)
Acquisition of non-marketable securities                             --              --         (75,000)
Acquisition of marketable securities and rights                      --              --        (605,700)
Issuance of notes receivable                                         --         (72,000)       (142,000)
                                                             ----------      ----------      ----------
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                  --         171,422          98,178
                                                             ----------      ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                          --              --         686,500
Repayment of notes payable                                           --         (10,000)       (381,500)

Proceeds from issuance of preferred stock                            --              --         523,000
                                                             ----------      ----------      ----------
NET CASH (USED) IN PROVIDED BY FINANCING ACTIVITIES                  --         (10,000)        828,000
                                                             ----------      ----------      ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 --          48,712         (19,494)

CASH AND CASH EQUIVALENTS - beginning                                --          23,966          19,494
                                                             ----------      ----------      ----------
CASH AND CASH EQUIVALENTS - ending                           $       --      $   72,678      $       --
                                                             ==========      ==========      ==========

The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)




                                                                                          CUMULATIVE FROM
                                                                                          JANUARY 16, 2000
                                                             THREE MONTH ENDED MARCH 31,   (INCEPTION) TO
                                                             --------------------------       MARCH 31,
                                                                2002            2001            2002
                                                             ----------      ----------      ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD:
        Interest                                             $       --      $       --      $   27,188
                                                             ==========      ==========      ==========
        Tax                                                  $       --      $       --      $       --
                                                             ==========      ==========      ==========







The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation and Nature of Operations
          ----------------------------------------------
          The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included

          For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

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

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          Fair Value of Financial Instruments
          -----------------------------------
          The carrying value of the Company's financial instruments as of March 31, 2002, which include accounts payable and accrued expenses, and notes payable approximate their values due to their short maturities.

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

          The shares used in the computation of loss per share were as follows:

                                              MARCH 31,
                                       ------------------------
                                          2002          2001
                                       ----------    ----------
          Basic and diluted            47,970,875    47,942,764
                                       ==========    ==========

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Comprehensive Income
          --------------------
          SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2001, the Company had items that represent comprehensive income; therefore, has included a schedule of comprehensive income in the financial statements.

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

          Recent Accounting Pronouncements
          --------------------------------
          On June 29, 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on January 1, 2002.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002



NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements (continued)
          --------------------------------------------
          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company implemented SFAS No. 144 on January 1, 2002.

          Reclassification and Restatement
          --------------------------------
          In order to facilitate the comparison of financial information, certain amounts in prior year comparative totals have been reclassified to conform with the current year presentation.


NOTE 2    GOING CONCERN

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. As of March 31, 2002, the Company has an accumulated deficit of $23,025,670 and net losses approximately of $13,000 and $235,000 for the three months ended March 31, 2002 and 2001, respectively.

          As of March 31, 2002, the Company has no cash in the bank. The Company's viability for the foreseeable future is dependent upon its ability to find business opportunities and raise needed capital. The Company's viability in raising needed capital is seriously in question. In the event the Company is not successful in securing needed capital in the near term, as to which no assurance can be given, the Company does not believe that its viability as an ongoing business is assured.

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

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002




NOTE 3    PROPERTY AND EQUIPMENT

          Property and equipment at cost, consisted of the following:


                                              MARCH 31,    DECEMBER 31,
                                                2002          2001
                                              --------      --------
          Computer Equipment                  $  3,102      $  3,102
          Furniture and Fixture                 17,171        17,171
          Office Equipment                       6,953         6,953
                                              --------      --------
                                                27,226        27,226
          Less:  Accumulated Depreciation       (8,826)       (7,565)
                                              --------      --------
          Property and Equipment, net         $ 18,400      $ 19,661
                                              ========      ========

          For the three months ended March 31, 2002 and 2001, depreciation expense was $1,261.


NOTE 4    LAWSUIT SETTLEMENT PAYABLE

          The Company was a defendant to lawsuit from Dion Signs & Services ("Dion") vs. Choices Entertainment Corporation ("Choices"), Civil Action No. 91-6871. Dion alleged that it was owed approximately $33,000 plus interest, costs and reasonable attorney fees for the failure by Choices to pay for signage that was erected at various locations pursuant to a contract.

          The lawsuit was settled during May 2001, whereby the judgment totaling $30,000 was brought against the Company. As of March 31, 2002, no payments were made on this obligation.


NOTE 5    RELATED PARTY TRANSACTIONS

          As of March 31, 2002 and December 31, 2001, the Company had payable to related party totaling $40,000 for the consulting services.


NOTE 6    NOTES PAYABLE

          As of March 31, 2002 and December 31, 2001, the Company had notes payable outstanding totaling $310,000. The notes are evidenced in writing and are held by 5 individuals who are stockholders in the Company. The notes bear interest at 12% per annum with interest and principal due between October through December of 2000. The Company incurred interest expense of approximately $9,300 and $9,200 for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002, the notes were still outstanding and in default.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002



NOTE 7    STOCKHOLDERS' DEFICIENCY

          Convertible Preferred Shares
          ----------------------------
          The aggregate number of shares of convertible preferred stock that the Company has authority to issue is 50,000,000 shares at a par value of $0.01. The Company, as of March 31, 2002 and December 31, 2002, had issued 11.416 shares of its redeemable convertible preferred stock, respectively.

          The Convertible Preferred Shares are the Company's only authorized and outstanding series or class of preferred shares. The Convertible Preferred Shares have no liquidation preference. Upon liquidation, dissolution or winding up of the Company, the holders of Convertible Preferred Shares will receive an amount equal to the amount, if any, received by holders of the Common Stock.

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

          Common Stock
          ------------
          The aggregate number of shares of common stock that the Company has authority to issue is 200,000,000 shares at a par value of $0.01. As of March 31, 2002 and December 31, 2001, 47,970,875 shares were issues and outstanding, respectively. The Company's common stock is currently traded in the over-the-counter market on the OTC-Bulletin Board.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002



 NOTE 7   STOCKHOLDERS' DEFICIENCY (Continued)

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


NOTE 8    COMMITMENTS AND CONTINGENCIES

          For the three month ended March 31, 2001, the Company leased office facilities in Seattle, Washington under a non-cancelable operating lease that expires December 31, 2001. The rent expense was $14,159 for the three months ended March 31, 2001.


NOTE 9    SUBSEQUENT EVENTS

          On May 2, 2002, the Company issued 5,000,000 shares of its common stock for $5,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition, changes in financial condition and results of operations. It also includes a discussion of the Company's liquidity and capital resources at March 31, 2002, and later dated information, where practicable. This discussion should be read together with the Company's Financial Statements and the Notes thereto.


OVERVIEW

        The Board of Directors (the "Board") of Choices Entertainment Corporation (the "Company" or "We") adopted a proposal on January 17, 2000 to change the business of the Company to that of a technology holding company. Since then we acquired, invested in, and incubated companies engaged in Internet, computing and other technologies in various stages of development: all of which have been written-off or sold. On May 26, 2000 at the Annual Meeting, our stockholders' adopted a resolution proposed by the board of directors of the Company changing the name of the Company from Choices Entertainment Corporation to CECS CORP.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2002, the Company had a net working capital deficit of approximately $485,000 and approximate cash balances of zero (unaudited).

        The Company had no revenues for this period.

        We anticipate that the Company will not generate any significant revenues until we accomplish our business objective of merging or acquiring revenue producing assets. We presently have no liquid financial resources to offer an acquisition candidate and must rely upon an exchange of our stock to complete a merger or acquisition.

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


MATERIAL CHANGES IN RESULTS OF OPERATIONS

MARCH 31, 2002 COMPARED TO MARCH 31, 2001:

Net Loss:

        The Company had a net loss of $13,228 and $234,944 for the quarters ended March 31, 2002 and 2001, respectively. The substantial reduction in net loss is attributable to a reduction in scope of operations to include only seeking a merger candidate.

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

                           PART II--OTHER INFORMATION


ITEM 6. EXHIBITS


                                INDEX TO EXHIBITS

EXHIBIT
  NO.                         DESCRIPTION OF EXHIBIT *
-------     --------------------------------------------------------------------
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

------------

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


                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report on Form 10QSB for the period ended March 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CECS CORP.
                                                    (Registrant)

June 3, 2002                                        By: /s/ TRACY M. SHIER
                                                        ------------------------
                                                        Tracy M. Shier,
                                                        DIRECTOR, PRESIDENT AND
                                                        CHIEF EXECUTIVE OFFICER