Form 10QSB
period 2002-06-30
CECS CORP
filed 2002-08-19
CIK 822935

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 000-17011


                                   CECS CORP.
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                      52-1529536
            --------                                      ----------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

           1925 CENTURY PARK EAST, 5TH FLOOR, LOS ANGELES, CALIFORNIA
                    (Address of principal executive offices)

                                      90067
                                   (Zip Code)

                                 (310) 364-4404
              (Registrant's telephone number, including area code)

           391 COSGROVE AVENUE NW, BAINBRIDGE ISLAND, WASHINGTON 98110
           -----------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve months ended December 31, 2001 (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                                Yes: [X] No: [ ]


The number of shares of the Registrant's Common Stock, par value $.01 per share outstanding on August 15, 2002 is 62,970,875.

           Transitional small business Disclosure Format (check one):

                                Yes: [ ] No: [X]

================================================================================

                                   CECS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        FINANCIAL STATEMENTS (UNAUDITED)

                                    CONTENTS

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  UNAUDITED FINANCIAL STATEMENTS                                 PAGE NO.
                                                                        --------

Balance Sheets                                                              3

Statements of Operations (unaudited)                                        4

Statements of Comprehensive Loss (unaudited)                                5

Statement of Shareholders' Deficiency                                       6

Statements of Cash Flows (unaudited)                                       7-8

Notes to Financial Statements (unaudited)                                  9-13

Management Discussion and Analysis of Financial
  Condition and Plan of Operation                                         14-15


                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 6.

Exhibits                                                                    16

Signatures                                                                  16

                                   CECS CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                     June 30,      December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
ASSETS                                              (Unaudited)

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $10,165 and $7,565
  respectively                                     $     17,061    $     19,661
                                                   ------------    ------------

TOTAL ASSETS                                       $     17,061    $     19,661
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable and accrued expenses            $    118,423    $     93,023
  Lawsuit settlement payable                             30,000          30,000
  Due to related parties                                 40,000          40,000
  Notes payable                                         310,000         310,000
                                                   ------------    ------------
TOTAL LIABILITIES                                       498,423         473,023
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES                              --              --

SHAREHOLDERS' DEFICIENCY
  Preferred stock; par value $0.01 per share,
    convertible to common stock, authorized
    50,000,000 shares, 11.416 shares issued
    and outstanding                                        0.12            0.12
  Common stock; par value $0.01 per share,
    authorized 200,000,000 shares, 62,970,875
    and 47,970,875 issued and outstanding,
    respectively                                        629,709         479,709
  Additional paid-in capital                         21,944,371      22,079,371
  Accumulated deficit                               (22,386,912)    (22,386,912)
  Deficit accumulated during the development
    stage                                              (668,530)       (625,530)
                                                   ------------    ------------
TOTAL SHAREHOLDERS' DEFICIENCY                         (481,362)       (453,362)
                                                   ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY     $     17,061    $     19,661
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                        Cumulative
                                                                                                                          from
                                                                                                                        January 16,
                                                                                                                         2000 to
                                                  Six months ended June 30,          Three months ended June 30,         June 30,
                                                 ---------------------------         ---------------------------        ----------
                                                    2002              2001              2002              2001              2002
                                                 ---------         ---------         ---------         ---------         ---------
NET REVENUE                                      $    --           $    --           $    --           $    --           $    --
                                                 ---------         ---------         ---------         ---------         ---------

OPERATING EXPENSES
  General and administrative expenses               10,000            60,565            10,000            39,959           299,344
  Professional and consulting fees                  10,000            87,583            10,000           245,249
                                                                                                                            10,000
  Depreciation expense                               2,600              --               1,339              --              10,165
                                                 ---------         ---------         ---------         ---------         ---------

TOTAL OPERATING EXPENSES                            22,600           148,148            21,339            63,313           554,758
                                                 ---------         ---------         ---------         ---------         ---------

LOSS FROM OPERATIONS                               (22,600)         (148,148)          (21,339)          (63,313)         (554,758)
                                                 ---------         ---------         ---------         ---------         ---------

OTHER INCOME (EXPENSE)
  Impairment expense                                  --                --                --                --             (75,000)
  Bad debt expense - notes receivable                 --                --                --                --            (142,000)
  Gain on sale of certain contract rights             --                --                --                --             203,095
  Interest expense                                 (20,400)          (17,603)           (8,433)           (8,314)          (86,860)
  Lawsuit settlement                                  --                --                --                --             (30,000)
  Gain (loss) on sale of marketable
       securities                                     --            (317,820)             --            (177,000)           16,993
                                                 ---------         ---------         ---------         ---------         ---------

TOTAL OTHER INCOME (EXPENSE)                       (20,400)         (335,423)           (8,433)         (185,314)         (113,772)
                                                 ---------         ---------         ---------         ---------         ---------

NET LOSS                                         $ (43,000)        $(483,571)        $ (29,772)        $(248,627)        $(668,530)
                                                 =========         =========         =========         =========         =========

NET LOSS PER SHARE OF COMMON STOCK
BASIC/DILUTED LOSS PER SHARE:                    $    --           $   (0.01)        $    --           $   (0.01)
                                                 =========         =========         =========         =========

   The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                  STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

                                                                                                           Cumulative from
                                        Six months ended June 30,          Three months ended June 30,    January 16, 2000 to
                                       ---------------------------         ---------------------------          June 30,
                                          2002              2001              2002              2001              2002
                                       ---------         ---------         ---------         ---------         ---------
COMPREHENSIVE LOSS

  Net loss                             $ (43,000)        $(483,571)        $ (29,772)        $(248,627)        $(668,530)


  Unrealized loss on investment             --              (3,413)             --              (1,005)             --
                                       ---------         ---------         ---------         ---------         ---------

COMPREHENSIVE LOSS                     $ (43,000)        $(486,984)        $ (29,772)        $(249,632)        $(668,530)
                                       =========         =========         =========         =========         =========











   The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                        Preferred Stock                    Common Stock               Additional
                                 -----------------------------     -----------------------------       Paid-in
                                    Shares           Amount           Shares           Amount          Capital
                                 ------------     ------------     ------------     ------------     ------------

Balance at December 31, 2000           17.741     $       0.18       47,717,875     $    477,179     $ 22,081,901


Issuance of common stock in
  exchange on conversion of
  preferred stock                      (6.325)          (0.060)         253,000            2,530           (2,530)


Net loss for the year ended
  December 31, 2001                    --              --                  --               --               --

Other comprehensive loss               --              --                  --               --               --
                                 ------------     ------------     ------------     ------------     ------------



Balance at December 31, 2001           11.416             0.12       47,970,875          479,709       22,079,371

Issuance of common stock
  for cash - May 2002 at
  $.001 per share
  (unaudited)                          --              --            15,000,000          150,000         (135,000)

Net loss for the six months
  ended June 30, 2002
  (unaudited)
                                       --              --                  --               --               --

                                 ------------     ------------     ------------     ------------     ------------

Balance at June 30, 2002
  (unaudited)                          11.416     $       0.12       62,970,875     $    629,709     $ 21,944,371
                                 ============     ============     ============     ============     ============

                                                     Deficit
                                                    Accumulated      Accumulated
                                                    During the          Other
                                  Accumulated       Development     Comprehensive
                                    Deficit            Stage            Income             Total
                                 ------------      ------------      ------------      ------------
Balance at December 31, 2000     $(22,386,912)     $    (61,157)     $     57,763      $    168,774



Issuance of common stock in
  exchange on conversion of
  preferred stock                        --                --                --                --



Net loss for the year ended
  December 31, 2001                      --            (564,373)             --            (564,373)

Other comprehensive loss                 --                --             (57,763)          (57,763)
                                 ------------      ------------      ------------      ------------



Balance at December 31, 2001      (22,386,912)         (625,530)             --            (453,362)

Issuance of common stock
  for cash - May 2002 at
  $.001 per share
  (unaudited)                            --                --                --              15,000

Net loss for the six months
  ended June 30, 2002
  (unaudited)
                                         --             (43,000)             --             (43,000)

                                 ------------      ------------      ------------      ------------
Balance at June 30, 2002
  (unaudited)                    $(22,386,912)     $   (668,530)     $       --        $   (481,362)
                                 ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              Cumulative from
                                                                            For the           January 16, 2000
                                                                    Six months ended June 30,         to
                                                                    ------------------------       June 30,
                                                                       2002           2001           2002
                                                                    ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $ (43,000)     $(483,571)     $(638,758)
Adjustments to reconcile net loss to net cash
 used for operating activities:
   Depreciation and amortization                                        2,600          2,522          8,826
   Issuance of stock in exchange for services                            --             --           10,000
   Realized loss (gain) on sale of marketable securities                 --          140,820       (220,088)
   Loss on other investment                                              --          177,000           --
   Impairment expense                                                    --             --           75,000
   Bad debt expense - notes receivable                                   --             --          142,000
Change in assets and liabilities:
   Decrease in due from brokers                                          --           39,242           --
   Decrease in prepaid expenses                                          --            9,100            619
   Increase (decrease) in accounts payable and accrued expenses        25,400        (16,946)      (163,271)
   Increase in lawsuit payable                                           --             --           30,000
   Decrease in due to related parties                                    --             --         (190,000)
                                                                    ---------      ---------      ---------
NET CASH USED FOR OPERATING ACTIVITIES                                (15,000)      (131,833)      (945,672)
                                                                    ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of marketable securities                              --          203,144        948,104
Acquisition of furniture and fixtures                                    --           (2,014)       (27,226)
Acquisition of non-marketable securities                                 --             --          (75,000)
Acquisition of marketable securities and rights                          --             --         (605,700)
Issuance of notes receivable                                             --             --         (142,000)
                                                                    ---------      ---------      ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                     --          201,130         98,178
                                                                    ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                              --             --          686,500
Repayment of notes payable                                               --          (30,000)      (381,500)
Proceeds from issuance of preferred stock                                --             --          523,000
Proceeds from issuance of common stock                                 15,000           --           15,000
Other financing activities                                               --          (61,176)          --
                                                                    ---------      ---------      ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                   15,000        (91,176)       828,000
                                                                    ---------      ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                --          (21,879)       (19,494)


CASH AND CASH EQUIVALENTS - beginning                                    --           23,966         19,494
                                                                    ---------      ---------      ---------

CASH AND CASH EQUIVALENTS - ending                                  $    --        $   2,087      $    --
                                                                    =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


                                                                                              Cumulative from
                                                                            For the           January 16, 2000
                                                                    Six months ended June 30,         to
                                                                    ------------------------       June 30,
                                                                       2002           2001           2002
                                                                    ---------      ---------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD:
              Interest Expense                                      $    --        $    --        $  27,188
                                                                    =========      =========      =========
              Income Taxes                                          $    --        $    --        $    --
                                                                    =========      =========      =========


During the six months ended June 30, 2001, 6.325 shares of the Company's preferred stock were converted into common stock.






























   The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation and Nature of Operations
          ----------------------------------------------
          The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

          The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

          On August 30, 1999, the Company entered into an agreement, the effect of which would have been to change the Company to a hotel properties holding and operating company. On January 16, 2000, the Company's Board of Directors adopted a plan to change the business of the Company to that of a technology holding company and terminated the plan to become a hotel company effective as of December 30, 1999. On May 26, 2000, the Company's shareholders approved the change of the name of the corporation to CECS CORP.

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

          Loss Per Share
          --------------
          SFAS No. 128, "Earnings Per Share" requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted LPS gives effect to all dilutive potential common shares

                                   CECS CORP.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Loss Per Share (continued)
          --------------
          outstanding and all shares held in treasury during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

          The shares used in the computation of loss per share were as follows:

                                                       June 30,
                                           --------------------------------
                                              2002               2001
                                           -----------          -----------
          Basic and diluted                 48,471,000           47,943,000
                                           ===========          ===========

          Comprehensive Income
          --------------------
          SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of March 31, 2001, the Company had items that represent comprehensive income; therefore, a schedule of comprehensive income has been included in the financial statements.

          Recent Accounting Pronouncements
          --------------------------------
          On June 29, 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations", was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on January 1, 2002.

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

          ---------------------------------
          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company implemented SFAS No. 144 on January 1, 2002.

          In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

          Reclassification and Restatement
          --------------------------------
          In order to facilitate the comparison of financial information, certain amounts in prior period comparative totals have been reclassified to conform with the current period presentation.

NOTE 2    GOING CONCERN

          The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. As of June 30, 2002, the Company has losses from inception totaling $23,055,442 and net losses of approximately $43,000 and $484,000 for the six months ended June 30, 2002 and 2001, respectively.

          As of June 30, 2002, the Company has no cash in the bank. The Company's viability for the foreseeable future is dependent upon its ability to find business opportunities and raise needed capital. The Company's viability in raising needed capital is seriously in question. In the event the Company is not successful in securing needed capital in the near term, as to which no assurance can be given, the Company does not believe that its viability as an ongoing business is assured.

          This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

          Management is exploring merging or acquiring a company with viable operations.


NOTE 3    PROPERTY AND EQUIPMENT

          Property and equipment at cost, consisted of the following:

                                                     June 30,      December 31,
                                                   ---------------------------
                                                      2002              2001
                                                   ----------        ---------
          Computer Equipment                       $    3,102       $    3,102
          Furniture and Fixture                        17,171           17,171
          Office Equipment                              6,953            6,953
                                                   ----------        ---------
                                                       27,226           27,226
          Less:  Accumulated Depreciation             (10,165)          (7,565)
                                                   ----------        ---------
          Property and Equipment, net              $   17,061        $  19,661
                                                   ==========        =========

          For the six months ended June 30, 2002 and 2001, depreciation expense was $2,600 and $2,522.

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

          The lawsuit was settled during May 2001, whereby the judgment totaling $30,000 was brought against the Company. As of June 30, 2002, no payments were made on this obligation and the Company has $1,800 accrued interest for the six months ended June 30, 2002.

NOTE 5    RELATED PARTY TRANSACTIONS

          As of June 30, 2002 and December 31, 2001, the Company owed $40,000 to a related party.

NOTE 6    NOTES PAYABLE

          As of June 30, 2002 and December 31, 2001, the Company had notes payable outstanding totaling $310,000. The notes are evidenced in writing and are held by 5 individuals who are stockholders in the Company. The notes bear interest at 12% per annum with interest and principal due between October through December of 2000. The Company incurred interest expense of approximately $18,600 and $17,603 for the six months ended June 30, 2002 and 2001, respectively, relating to these notes. As of June 30, 2002, the notes were still outstanding and in default.

NOTE 7    STOCKHOLDERS' DEFICIENCY

          Convertible Preferred Shares
          ----------------------------
          The aggregate number of shares of convertible preferred stock that the Company has authority to issue is 50,000,000 shares at a par value of $0.01. As of June 30, 2002 and December 31, 2001, the Company had issued 11.416 shares of its redeemable convertible preferred stock.

          Common Stock
          ------------
          The aggregate number of shares of common stock that the Company has authority to issue is 200,000,000 shares at a par value of $0.01. As of June 30, 2002 and December 31, 2001, 62,970,875 and 47,970,875
          shares were issues and outstanding, respectively. The Company's common stock is currently traded in the over-the-counter market on the OTC-Bulletin Board.

          On May 2, 2002, the Company entered into a Common Stock Purchase Agreement (the "Agreement") by and among the Company and Dydx Consulting, LLC and MBA & Associates (collectively, the "Purchasers"). The Agreement provided for the sale to the Purchasers of 5,000,000 shares of CECS CORP. at $.001 per share, or $5,000, and was deemed to have closed as of June 24, 2002. The Purchasers nominated two members to fill the vacancies on the Company's Board of Directors, Menachem Beychok and Valerie A. Broadbent, who were appointed to the Board of Directors as of June 24, 2002. Neither Mr. Beychok nor Ms. Broadbent is the beneficial owner of any securities of the Company.

          In May 2002, the Company also entered into private sales to two existing shareholders of 5,000,000 shares each of the Company's common stock at $.001 per share, or $10,000.

          The Company has not declared or paid any dividends on its preferred or common stock. The Board of Directors does not contemplate the payment of dividends in the foreseeable future.

NOTE 8    SUBSEQUENT EVENTS

          Subsequent to June 30, 2002, the Company received an additional $2,500 from the Purchasers for operating expenses.

          In August 2002, the Company dismissed its independent auditors, Merdinger Fruchter Rosen & Company, PC ("MFRC"). There were no disagreements with MFRC on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. The Company's Board of Directors authorized and approved Stonefield Josephson, Inc., as its new independent auditors. This event was reported in the Company's Form 8-K filed on August 16, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition, changes in financial condition and results of operations. It also includes a discussion of the Company's liquidity and capital resources at June 30, 2002, and later dated information, where practicable. This discussion should be read together with the Company's Financial Statements and the Notes thereto.


OVERVIEW

          The Board of Directors (the "Board") of Choices Entertainment Corporation (the "Company" or "We") adopted a proposal on January 17, 2000 to change the business of the Company to that of a technology holding company. Since then, we acquired, invested in, and incubated companies engaged in Internet, computing and other technologies in various stages of development, all of which have been written off or sold. On May 26, 2000 at the Annual Meeting, our stockholders adopted a resolution proposed by the Board of the Company changing the name of the Company from Choices Entertainment Corporation to CECS CORP.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2002, the Company had a net working capital deficit of approximately $498,523 and approximate cash balances of zero (unaudited).

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


MATERIAL CHANGES IN RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2002 and 2001
--------------------------------------------------------

Net Revenue:

          For the three months and six months ended June 30, 2002 and 2001, there were no net sales due to a reduction in the Company's scope of operations.

Net Loss:

          The Company had a net loss of $43,000 and $483,571 for the six months ended June 30 2002 and 2001, respectively. The substantial reduction in net loss is attributable to a reduction in scope of operations due to the seeking a merger candidate.

          The Company had a net loss of $29,772 and $248,627 for the three months ended June 30, 2002 and 2001, respectively. The substantial reduction in net loss is attributable to a reduction in the scope of operations due to the Company actively seeking a merger candidate.

          This Quarterly Report on Form 10-QSB contains forward looking information with respect to, among other things, plans, future events or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results or future events to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the ability to identify and conclude alternative business opportunities, and those risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. Where any forward-looking statement includes a statement of the assumption or bases believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from actual result, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company expresses an expectation or belief as to plans or future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements.

                           PART II - OTHER INFORMATION

                                INDEX TO EXHIBITS


EXHIBIT
  NO.                         DESCRIPTION OF EXHIBIT
-------     --------------------------------------------------------------------

 99.1       Certification of Principal Executive Officer (filed herewith)
 99.2       Certification of Principal Financial Officer (filed herewith)


                                   CECS CORP.

                                    SIGNATURE





           Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CECS CORP.
                                   ----------
                                    (Company)





                            /s/ Valerie A. Broadbent
                     ------------------------------------
                              Valerie A. Broadbent
                                    President









                                 August 19, 2002