Form 10QSB
period 2002-09-30
CECS CORP
filed 2002-11-15
CIK 822935

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002


             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 000-17011
                                               ---------


                                   CECS CORP.
                                   ----------
             (Exact name of Registrant as specified in its charter)


                 DELAWARE                           52-1529536
                 --------                           ----------
     (STATE OR OTHER JURISDICTION OF            (I.R.S.  EMPLOYER
     INCORPORATION  OR  ORGANIZATION)         IDENTIFICATION  NUMBER)


           1925 CENTURY PARK EAST, 5TH FLOOR, LOS ANGELES, CALIFORNIA
           ----------------------------------------------------------
                    (Address of principal executive offices)
                                       90067
                                     -------
                                   (Zip Code)

                                 (310) 364-4404
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
    (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve months ended December 31, 2001 (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                     Yes:      / X /          No:      /   /
                          ----------              ----------

The number of shares of the Registrant's Common Stock, par value $.01 per share outstanding on November 14, 2002 is 62,970,875.

                                   CECS CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        FINANCIAL STATEMENTS (UNAUDITED)
                                    CONTENTS

                         PART I - FINANCIAL INFORMATION
             ------------------------------------------------------


ITEM 1.     FINANCIAL STATEMENTS                                      PAGE NO.
                                                                      --------
Balance Sheets                                                             3

Statements of Operations (Unaudited)                                       4

Statements of Comprehensive Loss (Unaudited)                               5

Statement of Shareholders' Deficiency                                      6

Statements of Cash Flows (Unaudited)                                     7-8

Notes to Financial Statements (Unaudited)                               9-12

Management's Discussion and Analysis of Financial
        Condition and Plan of Operations                               13-15


                          PART II - OTHER INFORMATION
             ------------------------------------------------------

ITEM 1.       Legal Proceedings                                           16

ITEM 2.       Changes in Securities                                       16

ITEM 3.       Defaults by the Company upon its Senior Securities          16

ITEM 4.       Submission of Matters to a Vote of Security Holders         16

ITEM 5.       Other Information                                           16

ITEM 6.       Exhibits and Reports on Form 8-K                            16

CERTIFICATIONS                                                         17-18


                                   CECS CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                             September 30,    December 31,
                                                                            --------------------------------
                                                                                 2002             2001
                                                                            ---------------  ---------------
                                                                              (Unaudited)
ASSETS

PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $11,348 and $7,565 respectively                                        $       15,878   $       19,661
                                                                            ---------------  ---------------
TOTAL ASSETS                                                                $       15,878   $       19,661
                                                                            ===============  ===============
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                     $      127,452   $       93,023
  Lawsuit settlement payable                                                        30,000           30,000
  Due to related parties                                                            44,505           40,000
  Notes payable                                                                    310,000          310,000
                                                                            ---------------  ---------------
TOTAL CURRENT LIABILITIES                                                          511,957          473,023
                                                                            ---------------  ---------------

COMMITMENTS AND CONTINGENCIES                                                            -                -
                                                                            ---------------  ---------------
SHAREHOLDERS' DEFICIENCY
  Convertible preferred stock; par value $0.01 per share,
       authorized  50,000,000 shares, 11.416 shares issued and outstanding            0.12             0.12
  Common stock; par value $0.01 per share, authorized 200,000,000 shares,
      62,970,875 and 47,970,875 issued and outstanding, respectively               629,709          479,709
   Additional paid-in capital                                                   21,944,371       22,079,371
   Accumulated deficit                                                         (22,386,912)     (22,386,912)
   Deficit accumulated during the development stage                               (683,247)        (625,530)
                                                                            --------------   ---------------
TOTAL SHAREHOLDERS' DEFICIENCY                                                    (496,079)        (453,362)
                                                                            ---------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                              $       15,878   $       19,661
                                                                            ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                                               Cumulative from
                                            Nine  months  ended      Three  months  ended      January 16, 2000
                                                September 30,             September 30,              to
                                            ----------------------     ---------------------    September 30,
                                               2002        2001        2002         2001             2002
                                            ---------    ---------     ---------   ---------      ---------

NET REVENUE                                 $       -    $       -     $       -   $       -      $       -
                                            ---------    ---------     ---------   ---------      ---------

OPERATING EXPENSES
  General and administrative expenses          13,334       82,145         3,334      21,580        302,678
  Professional and consulting fees             10,000       87,583             -           -        245,249
  Depreciation expense                          3,783            -         1,183           -         11,348
                                            ---------    ---------     ---------   ---------      ---------
TOTAL OPERATING EXPENSES                       27,117      169,728         4,517      21,580        559,275
                                            ---------    ---------     ---------   ---------      ---------
LOSS FROM OPERATIONS                          (27,117)    (169,728)       (4,517)    (21,580)      (559,275)
                                            ---------    ---------     ---------   ---------      ---------
OTHER INCOME (EXPENSE)
  Impairment expense                                -            -             -           -        (75,000)
  Bad debt expense - notes receivable               -            -             -           -       (142,000)
  Gain on sale of certain contract rights           -            -             -           -        203,095
  Interest expense                            (30,600)     (17,603)      (10,200)          -        (97,060)
  Lawsuit settlement                                -            -             -           -        (30,000)
  Gain (loss) on sale of marketable
       securities                                   -     (387,820)            -     (70,000)        16,993
                                            ---------    ---------     ---------   ---------      ---------
TOTAL OTHER EXPENSE                           (30,600)    (405,423)      (10,200)    (70,000)      (123,972)
                                            ---------    ---------     ---------   ---------      ---------
NET LOSS                                    $ (57,717)   $(575,151)    $ (14,717)  $ (91,580)     $(683,247)
                                            =========    =========     =========   =========      =========
NET LOSS PER SHARE OF COMMON
     STOCK, BASIC AND DILUTED               $       -    $   (0.01)    $       -   $   (0.00)
                                            =========    =========     =========   =========




   The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                  STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)




                                                                                             Cumulative from
                                            Nine  months  ended      Three  months  ended    January 16, 2000
                                                September 30,             September 30,            to
                                            ----------------------     ---------------------  September 30,
                                               2002        2001          2002         2001        2002
                                            ---------    ---------     ---------   ---------    ---------

COMPREHENSIVE  LOSS

  Net loss                                  $(57,717)   $(575,151)     $(14,717)   $(91,580)   $(683,247)

  Unrealized loss on investment                    -      (61,176)            -           -            -
                                            ---------   ----------     ---------   ---------   ----------
COMPREHENSIVE LOSS                          $(57,717)   $(636,327)     $(14,717)   $(91,580)   $(683,247)
                                            =========   ==========     =========   =========   ==========





   The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY

                                                                                                     Deficit
                                                                                                   Accumulated
                                   Preferred Stock     Common Stock      Additional                During the   Other
                                   -------------- --------------------    Paid-in     Accumulated  Devlopment Comprehensive
                                   Shares  Amount   Shares     Amount     Capital       Deficit      Stage      Income      Total
                                   ------- ------ ----------  --------  ------------ -------------  ---------  --------   ---------
Balance at December 31, 2000       17.741  $0.18  47,717,875  $477,179  $22,081,901  $(22,386,912)  $(61,157)  $57,763    $168,774

Issuance of common stock in
 exchange on conversion of
 preferred stock                   (6.325) (0.06)    253,000     2,530       (2,530)            -          -         -           -

Net loss for the year ended
 December 31, 2001                      -      -           -         -            -             -   (564,373)        -    (564,373)

Other comprehensive loss                -      -           -         -            -             -          -   (57,763)    (57,763)
                                   ------- ------ ----------  --------  ------------ -------------  ---------  --------   ---------

Balance at December 31, 2001        11.416   0.12 47,970,875   479,709   22,079,371   (22,386,912)  (625,530)        -    (453,362)

Issuance of common stock
 for cash May 2002 at
 .001 per share (unaudited)              -      - 15,000,000   150,000     (135,000)            -          -         -      15,000

Net loss for the nine months
 ended September 30, 2002
 (unaudited)                             -      -          -         -            -             -    (57,717)        -     (57,717)
                                   ------- ------ ----------  --------  ------------ -------------  ---------  --------   ---------
Balance at September 30, 2002
(unaudited)                         11.416   0.12 62,970,875   629,709   21,944,371  $(22,386,912)  (683,247)        -     (57,717)
                                    ======  ===== ==========  ========   ==========  =============  =========  ========   =========



   The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                                 Cumulative from
                                                                                                 January 16, 2000
                                                                 Nine months ended September 30,        to
                                                                 -------------------------------    September 30,
                                                                      2002              2001            2002
                                                                 -----------         -----------   -------------

CASH  FLOWS  PROVIDED  BY  (USED  FOR)
     OPERATING ACTIVITIES
Net loss                                                          $ (57,717)         $ (575,151)   $   (683,247)
Adjustments to reconcile net loss to net cash
 used for operating activities:
   Depreciation and amortization                                       3,783              3,783          11,348
   Issuance of stock in exchange for services                              -                  -          10,000
   Realized loss (gain) on sale of marketable securities                   -            140,833        (220,088)
   Impairment expense                                                      -             75,000          75,000
   Bad debt expense - notes receivable                                     -            142,000         142,000
Change in assets and liabilities:
   Decrease in due from brokers                                            -             39,242               -
   Decrease in prepaid expenses                                            -             12,332             619
   Increase (decrease) in accounts payable and accrued expenses       34,429            ( 1,946)       (140,809)
   Increase in lawsuit payable                                             -                  -          30,000
   Increase (decrease) in due to related parties                       4,505                  -        (185,795)
                                                                 -----------         -----------   -------------
NET CASH USED FOR OPERATING ACTIVITIES                               (15,000)          (163,907)       (960,672)
                                                                 -----------         -----------   -------------
CASH FLOWS PROVIDED BY (USED FOR)
     INVESTING ACTIVITIES
Proceeds from sale of marketable securities                                -            243,955         948,104
Acquisition of furniture and fixtures                                      -             (2,014)        (27,226)
Acquisition of non-marketable securities                                   -                  -         (75,000)
Acquisition of marketable securities and rights                            -                  -        (605,700)
Issuance of notes receivable                                               -            (72,000)       (142,000)
                                                                 -----------         -----------   -------------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                       -           (169,141)         98,178
                                                                 -----------         -----------   -------------
CASH FLOWS PROVIDED BY (USED FOR)
      FINANCING ACTIVITIES
Proceeds from notes payable                                                -                  -         686,500
Repayment of notes payable                                                 -            (30,000)      (381,500)
Proceeds from issuance of preferred stock                                  -                  -         523,000
Proceeds from issuance of common stock                                15,000                  -          15,000
Other financing activities                                                 -                  -               -
                                                                 -----------         -----------   -------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                  15,000            (30,000)        843,000
                                                                 -----------         -----------   -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  -            (23,966)        (19,494)

CASH AND CASH EQUIVALENTS - BEGINNING                                      -             23,966          19,494
                                                                 -----------         -----------   -------------
CASH AND CASH EQUIVALENTS - ENDING                                $        -         $        -    $          -
                                                                  ==========         ===========   =============



   The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)




                                                                                      Cumulative from
                                                                                      January 16, 2000
                                                    Nine months ended September 30,        to
                                                    -------------------------------    September 30,
                                                        2002              2001            2002
                                                    -----------         -----------   -------------
CASH  PAID  DURING  THE  PERIOD:
        Interest  expense                           $         -         $         -    $     27,188
                                                    ===========         ===========    ============
        Income taxes                                $         -         $         -    $          -
                                                    ===========         ===========    ============

During the nine months ended September 30, 2001, 6.325 shares of the Company's preferred stock were converted into common stock.


   The accompanying notes are an integral part of these financial statements.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Basis  of  Presentation  and  Nature  of  Operations
     ----------------------------------------------------
     The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

     On August 30, 1999, the Company entered into an agreement, the effect of which would have been to change the Company to a hotel properties holding and operating company. On January 16, 2000, the Company's Board of Directors adopted a plan to change the business of the Company to that of a technology holding company and terminated the plan to become a hotel company effective as of December 30, 1999. On May 26, 2000, the Company's shareholders approved the change of the name of the corporation to CECS CORP. On January 16, 2000, the Company became a development stage company, which the Company has concluded has no material impact on its financial position or results of operations.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     Loss  Per  Share  (continued)
     ----------------

                         The  shares  used  in the computation of loss per share
were  as  follows:

                                                    September  30,
                                             --------------------------
                                                2002            2001
                                             ----------     -----------
                    Basic  and  diluted      55,470,000      47,943,000
                                             ==========     ===========


     Recent  Accounting  Pronouncements
     ----------------------------------
     On June 29, 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on January 1, 2002 and has concluded that the adoption has no material impact to the Company's financial position or results of operations.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002 and has concluded that the adoption has no material impact to the Company's financial position or results of operations.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company implemented SFAS No. 144 on January 1, 2002 and has concluded that the adoption has no material impact to the Company's financial position or results of operations.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 1  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     Recent  Accounting  Pronouncements(continued)
     ----------------------------------

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that this SFAS will not have a significant impact on its results of operations or financial position.


NOTE 2  GOING  CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. As of September 30, 2002, the Company has losses from inception totaling $23,070,159 and net losses of $57,717 and $575,151 for the nine months ended September 30, 2002 and 2001, respectively.

     As of September 30, 2002, the Company had no cash in the bank. The Company's viability for the foreseeable future is dependent upon its ability to find business opportunities and raise needed capital. The Company's viability in raising needed capital is seriously in question. In the event the Company is not successful in securing needed capital in the near term, as to which no assurance can be given, the Company does not believe that its viability as an ongoing business is assured.

     This matter raises substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

     Management is exploring merging with or acquiring a company with viable operations.

                                   CECS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE 3  STOCKHOLDERS'  DEFICIENCY

     Convertible  Preferred  Stock
     -----------------------------
     The aggregate number of shares of convertible preferred stock that the Company has authority to issue is 50,000,000 shares at a par value of $0.01. As of September 30, 2002 and December 31, 2001, 11.416 shares of the Company's redeemable convertible preferred stock are issued and outstanding. Each share of preferred stock is convertible into 40,000 shares of the Company's common stock.

     Common  Stock
     -------------
     The aggregate number of shares of common stock that the Company has authority to issue is 200,000,000 shares at a par value of $0.01. As of September 30, 2002 and December 31, 2001, 62,970,875 and 47,970,875 shares were issues and outstanding, respectively. The Company's common stock is currently traded in the over-the-counter market on the OTC-Bulletin Board.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

     Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995. This Quarterly Report on Form 10-QSB contains forward looking information with respect to, among other things, plans, future events or future performance of the Company, the occurrence of which involve certain known or unknown risks and uncertainties that could cause actual results or future events to differ materially from those expressed in any forward-looking statements. These risks and uncertainties include, but are not limited to, the ability to identify and conclude alternative business opportunities, and those risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission. Where any forward-looking statement includes a statement of the assumption or bases believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from actual result, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company expresses an expectation or belief as to plans or future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words such as "believe," "expect," "intend," "plan," "estimate," "anticipate" and other similar expressions identify forward-looking statements.

     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition, changes in financial condition and results of operations. It also includes a discussion of the Company's liquidity and capital resources at September 30, 2002, and later dated information, where practicable. This discussion should be read together with the Company's Financial Statements and the Notes thereto.

OVERVIEW

     The Board of Directors (the "Board") of Choices Entertainment Corporation (the "Company" or "We") adopted a proposal on January 17, 2000 to change the business of the Company to that of a technology holding company. Since then, we acquired, invested in, and incubated companies engaged in Internet, computing and other technologies in various stages of development, all of which have been written-off or sold. On May 26, 2000 at the Annual Meeting, our stockholders adopted a resolution proposed by the Board of the Company changing the name of the Company from Choices Entertainment Corporation to CECS CORP.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2002, the Company had a net working capital deficit of $511,957 and approximate cash balances of zero (unaudited).

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

Three  Months  and  Nine  Months  Ended  September  30,  2002  and  2001
------------------------------------------------------------------------

     Throughout the period ended September 30, 2002, the Company has been reviewing numerous projects and is in discussions relating to several potential strategic alliances and strategic mergers and/or acquisitions of companies.

PLAN  OF  OPERATIONS

Net  Revenues:

     For the three months and nine months ended September 30, 2002 and 2001, there were no net sales due to a reduction in the Company's scope of operations.

Net  Loss:

     The Company had a net loss of $57,717 and $575,151 for the nine months ended September 30 2002 and 2001, respectively. The substantial reduction in net loss is attributable to a reduction in scope of operations due to the Company actively seeking a merger candidate.

     The Company had a net loss of $14,717 and $91,580 for the three months ended September 30, 2002 and 2001, respectively. The substantial reduction in net loss is attributable to a reduction in scope of operations due to the Company actively seeking a merger candidate.


CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Plan of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and accruals for other liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

ITEM  4.     CONTROLS  AND  PROCEDURES

     Based on the evaluation of the Company's disclosure controls and procedures by Valerie A. Broadbent, the Company's Chief Executive Officer and Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS.

                      None

ITEM  2.          CHANGES  IN  SECURITIES.

                      None

ITEM  3.          DEFAULTS  BY  THE  COMPANY  UPON  ITS  SENIOR  SECURITIES.

                      None

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

                      None

ITEM  5.          OTHER  INFORMATION.

                      None

ITEM  6.          EXHIBITS

                      None

                                  CERTIFICATION


     I,  Valerie  A.  Broadbent,  certify  that:

     1.     I  have reviewed this Quarterly Report on Form 10-QSB of CECS CORP.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November  14,  2002

                                       /s/  Valerie  A.  Broadbent
                                       --------------------------------
                                            Valerie  A.  Broadbent
                                            President

                                  CERTIFICATION


     I,  Valerie  A.  Broadbent,  certify  that:

     1.     I  have reviewed this Quarterly Report on Form 10-QSB of CECS CORP.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November  14,  2002

                                       /s/  Valerie  A.  Broadbent
                                       --------------------------------
                                            Valerie  A.  Broadbent
                                            Chief Financial Officer